Form 10-K
period 2021-12-31
WESCO INTERNATIONAL INC
filed 2022-02-25
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $5.1 billion as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 24, 2022, 50,703,285 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

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
We employ approximately 18,000 people, maintain relationships with approximately 45,000 suppliers, and serve approximately 140,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. Wesco has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations. With nearly 100 years of excellence, we have the expertise to understand customer needs, the broad product and services portfolio to meet them and a customer-first approach to ensure their long-term success.
Business Segments and Industry Overview
The Company has operating segments that are organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS").
The following is a description of each of the Company's business segments and the industries in which they operate.
Electrical & Electronic Solutions
The EES segment, with over 6,400 employees supporting customers in over 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial and original equipment manufacturer ("OEM") markets. Construction and industrial customers include a wide array of contractors, and engineering, procurement and construction firms for industrial, infrastructure, commercial, and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. OEM customers require products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the "Internet of Things" or "IoT"), security, lighting, wire and cable, safety, and maintenance, repair and operating ("MRO") products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity. The EES segment operates in highly fragmented markets that include thousands of small regional and locally based, privately owned competitors as well as several large, multi-national companies.

Communications & Security Solutions
The CSS segment, with over 3,300 employees supporting customers in over 50 countries, is a global leader in the network infrastructure and security markets. The network infrastructure market is comprised of cabling and connectivity, racks and cabinets, power, wireless, and associated products that enable network connectivity and communications in commercial buildings, and hyperscale, cloud-based and multi-tenant data centers. The security market includes video surveillance, fire and intrusion detection, access control, door locking and other solutions that create safe and smart environments for customers. Both the network infrastructure and security businesses are large, fragmented and diverse markets that include various industry groups such as technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.
Utility & Broadband Solutions
The UBS segment, with over 2,400 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. Investor-owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders while public power entities are generally non-profit entities owned by their members or governed by local, state and municipal governments. These two markets comprise the vast majority of utility customers in the U.S. and Canada. The UBS segment also includes Wesco's integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. We also offer a complete set of service solutions including fiber project management, high and medium voltage project design and support, pre-wired meters and capacitor banks, meter testing and advanced metering infrastructure installation, personal protective equipment dielectric testing, tool repair, emergency response management, storage yard management, materials management, and logistics management to improve customer supply chain efficiencies.
For information concerning the financial results of our business segments, as well as our domestic and foreign operations, see Note 17, "Business Segments" to the Notes to Consolidated Financial Statements.
Business Strategy
Wesco’s vision is to be the best tech-enabled supply chain solutions provider in the world. We believe that accomplishing this vision depends on the successful execution of our strategy, which is comprised of three elements:
Integrate the Business and Build World-Class Capabilities: Wesco completed the transformative acquisition of Anixter International, another leading supplier of business-to-business distribution, logistics services and supply chain solutions on June

22, 2020. The Merger combined two comparable-sized businesses and created an industry leader of electrical, communications, and utility supply chain solutions. A central component of our current strategy is to ensure that we capture all of the potential value of the combination of the two businesses.
Strengthen the Organization and our Culture of Excellence: A commitment to continuous improvement has always been a hallmark of our business, and we deploy Lean business practices and Agile methodologies. The merger with Anixter has enabled us to continue building our Culture of Excellence, including selecting the best-of-the-best Wesco and Anixter leaders for the combined organization, enhancing our commitment to Environmental, Social, and Governance (ESG) issues, expanding our Inclusion and Diversity program, and establishing systems to recognize outstanding employees and demonstration of Wesco’s five core values: Our People are Our Greatest Asset, One Team, Always Strive to Be the Best, Innovation, and Winning With Customers and Suppliers.
Digitalize and Transform the Business: The role of digital business models in our industry has accelerated over the past several years. Wesco offers significant digital capabilities today and intends to lead the further digitalization of our industry in the years to come. The larger size and scale of the combined business enables Wesco to invest in the deployment of digital and service capabilities significantly faster than it could previously. We are implementing digital tools across every aspect of our business to improve the efficiency of our operations as well as those of our business partners, make it easier to do business with Wesco, and increase the value of our big data by providing unique insight into end-market use of the products and services we offer.
The three elements of our strategy touch every aspect of our business – from how we go-to-market within our three strategic business units to how we drive efficiency and build our culture across the organization. We believe that the successful execution of these strategies, combined with our comprehensive product and service offerings, will provide cost-effective and innovative end-to-end supply chain solutions for a diverse set of customers across our end markets. Our operating cash flow is deployed to fund organic growth opportunities, acquire businesses that provide new capabilities for growth, and manage our capital structure. Due to our leadership position, scale, global reach, complete portfolio of products, extensive services and insights from big data, we expect to grow our sales over the long term at a faster rate than the overall industry.
As a distribution and supply chain services company, our approach to sustainability is to minimize the environmental impacts of our own operations and assist our customers and suppliers with attaining their sustainability goals through the products and services we can provide. We do this by designing and providing solutions that enable them to reduce greenhouse gas (“GHG”) emissions at their facilities and in their supply chains; improve productivity through automation; increase output more efficiently and effectively through digital tools and applications. We build on our own internal strategies for sustainability, while reinforcing our corporate responsibility. Our sustainability efforts are an integral part of our operations and core values.
Customers
We have a large base of approximately 140,000 active customers across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our top ten customers accounted for approximately 11% of our sales in 2021. No one customer accounted for more than 2% of our sales in 2021.
Products
Our global network of branches, warehouses and sales offices provide customers with access to nearly 1,500,000 different products. Each location tailors its inventory to meet the needs of its customers, providing a local presence and a global network to service multi-location businesses and multi-national corporations.
We purchase products from a diverse group of approximately 45,000 suppliers who are located predominantly in North America, but manufacture products around the world. The main product categories we source are general supplies, communications and security, wire, cable and conduit, lighting and sustainability, electrical distribution and controls, and automation and motors. In 2021, our ten largest suppliers accounted for approximately 31% of our purchases. No one supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have approximately 700 commercial agreements with more than 375 preferred suppliers and purchase nearly 65% of our products pursuant to these arrangements.
We offer a wide range of sustainable products from the world’s leading manufacturers and can help our customers determine the best solution to meet their sustainability goals. Key categories include energy-efficient products, energy-management solutions, renewable energy products, sustainable MRO products, and workplace safety products.

Services
Our customers' challenges are constantly evolving and require comprehensive, yet practical solutions. As part of our overall offerings, we provide a comprehensive portfolio of value-added solutions, as outlined below, designed to address our customers' business needs, help save time, improve productivity, increase profitability, and mitigate risk.
•Installation enhancement services to adapt products and packaging to streamline processes and reduce the total cost of installation;
•Advisory services to help customers implement lean practices, optimize their supply chains, and digitally transform their workplaces with the latest technologies and infrastructure solutions;
•Project deployment services to help secure job site materials, improve efficiency, reduce job site waste, and improve scalability across multifaceted deployments;
•Digital services and e-business integrations to transform how our customers consume, deploy, and procure materials and technologies, supporting data-driven decisions and increased operational efficiency; and
•Supply chain programs to improve productivity, reduce operating costs and increase operational efficiencies.
We are also a provider of services focused on energy efficiency and renewable power that reduce our consumption and that of our customers. Our energy solutions business offers turnkey and retrofit solutions designed to reduce energy and optimize building efficiency. We also have a team of renewables experts that focus on providing technical support to installers and end-users of solar products and solutions.
Business Strengths
Wesco’s mission is to help our customers build, connect, power and protect the world. We believe that our business possesses several strengths that will enable us to achieve this mission. The environment in which we operate is highly fragmented and there is significant competition within each end market and geographic area that we serve. Customers look to product line breadth, product availability, service capabilities, geographic proximity and price. We believe that our scale, broad portfolio of products, technical expertise, global reach with local relationships, comprehensive value-added services, and smart, digital solutions all provide distinct advantages that benefit our customers.
Broad Portfolio of Products from Top Brands. Our broad product portfolio enables us to offer comprehensive, end-to-end solutions in each of our three businesses. We partner with the industries’ leading suppliers to deliver the most trusted brands across every product category including automation, broadband, communications, electrical, electronics, energy, lighting, MRO, networking, renewables, safety, security, utility and wire and cable.
Customized Solutions. Our customers have unique business models, challenges and priorities. Our dedicated technical experts have extensive experience and product knowledge that enable them to provide solutions tailored to the various needs of our customers. With specialized industry knowledge and a focus on the latest technologies, we help design and deploy solutions that address critical business priorities.
Ingenuity and Expertise. Since closing the merger with Anixter, we have focused our teams and empowered them with access to real-time information and tools that enable better decision-making and facilitate easier interaction with customers. Our sales, service and operational specialists bring a depth of industry experience spanning construction, manufacturing, electrical, renewables, lighting, communications, security, professional A/V, utility, broadband and more.
Innovative Digital Roadmap. We are investing in digital tools and platforms to enable a new level of collaboration, agility and productivity. From adaptable omni-channel e-commerce tools and platforms, to connected buildings and process management, we are a supply chain partner that strives to match our customers’ digital needs and drive operational excellence.
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers around the world. Wesco has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries. Our global distribution network includes 43 facilities that operate as regional distribution centers or large branch locations in key geographic areas in North America, Europe and South America. These facilities add value for our customers and suppliers through the combination of inventory selection, online ordering, shipment capabilities, and order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual branch products and services to local customer needs.
Comprehensive Value-Added Services. We provide a wide range of value-added services, which draw on our product knowledge and logistics expertise, to help our customers save time, improve productivity, mitigate risk and increase profitability. Our broad service offering includes installation enhancement, materials management, kitting and labeling, extensive MRO solutions, onsite job trailer solutions, end-to-end supply chain management and project management/execution across the project lifecycle.

Smart, Digital Solutions. Our work with technology companies brings capabilities in digital and information-based solutions. These solutions include global e-commerce platforms, vendor managed inventory, point of use systems, last mile optimization, supply chain engineering and intelligent automation. From enterprise-wide connectivity to real-time analytics and reporting, our digital ecosystem supports our customers’ business needs.
Uniquely Positioned to Benefit from Secular Trends. Each of our business units is positioned to benefit from six secular trends that are driving growth. These include increasing electrification, growth of automation and connected devices (the "Internet of Things" or "IoT"), green energy and electric grid modernization, 24/7 connectivity and security, supply chain consolidation and relocation to North America, and digitalization.
Geography
We sell to global customers through our network of branches, warehouses and sales offices consisting of 485 locations in the U.S., 147 in Canada, 55 in Europe and the Middle East, 54 in Central America, the Caribbean and South America, and 40 in the Asia Pacific region, which includes Australia. This includes 43 facilities that operate as regional distribution centers or large branch locations, of which 34 are located in the U.S., six are in Canada, two are in Europe and one is in South America.
Human Capital
At Wesco, our people and our high-performance culture are our greatest assets. We are committed to continuous improvement and leveraging our diverse and talented workforce in pursuing Wesco’s vision to be the best tech-enabled supply chain solutions provider in the world. We also believe that our employees should be treated with dignity and respect. Our Human Rights Policy promotes diversity, safety in the workplace, freedom of association and collective bargaining, and training. It prohibits discrimination, harassment, and child and forced labor. It also provides guidance on appropriate working hours, wages and benefits, and workplace conditions.
The merger of Wesco and Anixter doubled the Company’s revenue, and significantly increased our employee headcount and global footprint, including the number of countries in which we operate. As of December 31, 2021, the Company had approximately 18,000 full-time employees worldwide, with approximately 12,000 in the U.S. and the remaining 6,000 in international locations.
Compensation and Benefits Program. Wesco provides competitive compensation and benefits packages in each of our locations around the globe. In the U.S., we provide a comprehensive benefits program that offers choices to fit our employees’ diverse needs including health and disability benefits, paid time-off, life insurance, retirement programs, and access to other services that support health and wellness. To further improve the health of our employees, we offer a variety of activities and programs that assist our employees and their family members to better manage or overcome major well-being challenges, including an employee assistance program, wellness coaching, case/disease management and wellness discounts.
Inclusion and Diversity. WESCO's commitment to inclusion and diversity starts at the top. The Company’s Board of Directors has four of its nine members (44%) who are diverse in terms of gender, race or ethnicity, and the Board has a goal to be 50% or more diverse.
As part of Wesco's integration with Anixter, we conducted “pulse” surveys in 2020 to give all employees a voice in actively shaping the values that will define the combined organization, one of which is inclusion and diversity. We continued these surveys in 2021 to help provide a lens into the organization for senior management to monitor how employees are managing through changes as we continue to integrate systems and processes and to provide a roadmap for us to support employee success.
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
Wesco has established an Inclusion & Diversity Council comprised of members of our senior management, including the Vice President of Inclusion & Diversity, to lead the formation of four Business Resource Groups (“BRGs”) that will support four groups – women, BLIPOC (Black, Latino, Indigenous, and People of Color), LGBTQ+, and veterans of the armed forces. These BRGs foster a sense of community and inclusion, provide opportunities to network, support advancement opportunities within the organization, and assist with recruiting. The BRGs are global and open to all employees regardless of any aspect of their personal identity. As of May 1, 2021, approximately 1,800 employees from around the globe had joined one or more of the BRGs. Comprising employees from every level of the organization, the BRGs: play a critical role in supporting our business initiatives; help create a more inclusive work environment; provide opportunities for employee development, education, training, recruitment, retention, and business outreach; and support innovation by providing insights on new markets, product development, and multicultural marketing.

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
We have exceeded our goal of a 40% reduction in our total recordable injury rate (“TRIR”) from a 2017 baseline – two years ahead of the 2022 target. We have also set a long-term goal to achieve a 15% reduction in the TRIR by 2030 from a 2020 baseline of 0.47 incidents per 100 employees.
Training and Development. Wesco offers several certification and training programs, some of which are required for all employees while others are voluntary or based on job role. We offer a tuition reimbursement program to eligible employees to encourage the pursuit of undergraduate and graduate education to prepare employees for expanded roles in the business.
We have had a sales development training program in place for over ten years. The program is designed to systematically train and develop new college graduates through on-the-job rotations and cohort learning and development during the first year of employment. Graduates of the program move into various sales and operations roles after completing the one-year program. We also sponsor a summer internship program to provide college students with real work experience and give them the opportunity to evaluate different career fields. Additionally, we have a finance development program for recent college graduates seeking a career in finance that provides members with eligibility for roles with increasing responsibilities commensurate with their career development goals.
Environmental Management
Environmental sustainability is a priority for Wesco. We are progressing toward and achieving our goals, learning as we go, and making sustainability practices accessible to our employees and customers. The foundation of our environmental management is our Environmental Sustainability Policy, which aligns with key provisions of the ISO 14001 environmental management standards. The policy includes clear management accountability for environmental sustainability, direct program responsibilities, and key performance indicators and other metrics to track progress.
We are working to reduce our environmental impact in the following areas:
Energy. The vast majority of the energy we use is for lighting, heating, and cooling our approximately 800 branches, warehouses, and sales offices around the world. Adding to our energy consumption is a fleet of approximately 950 trucks and 1,400 cars for our distribution and sales activities. Wherever possible, we engage with the owners and agents of the buildings we lease to improve energy efficiency by providing landlords with specifications that include the installation of LED lighting and programmable thermostats, and recommendations for heating, ventilation and air conditioning. Our Fleet Efficiency Policy includes the use of fuel-efficient vehicles, determining the most efficient routes, and idling restrictions.
Emissions. Our main source of greenhouse gas (GHG) emissions is the power used by our facilities, which accounts for nearly 70 percent of our total emissions. As such, the energy efficiency of our buildings is a key focus of our emissions-reduction activities. Our secondary source of GHG emissions is our truck and car fleet, and a small percentage of our emissions is due to corporate travel and the lifecycle impact of our landfilled waste. We continue to look for new opportunities to reduce our fleet emissions through routing and consolidation, and we are also researching the use of electric vehicles as technology and infrastructure improve.
Waste. Our top three waste streams are cardboard, wood pallets, and plastic. To manage this waste, we first find opportunities to minimize the amount that we generate by applying lean principles. We then identify reuse and recycling opportunities.
Water. As a distributor and services provider, we are not a major consumer of water. Our facilities primarily use water for sanitation, cleaning, and irrigation purposes. We track water usage at each of our locations and use the data to identify unusual consumption patterns that could indicate undetected leaks or excessive usage that requires intervention.

Cyber Security
Cyber security and protection of our data is a top priority across the entire organization. To that end, we take a holistic approach to securing our data and business systems from attack, compromise or loss. This includes the combination of leading technologies, policies and procedures, and a 7x24 Cyber Security Operations team monitoring our environment for signs of attack and responding in real-time.
The implementation of a multi-layer and multi-provider portfolio of technologies is designed to deliver overlapping coverage against today’s modern attack vectors with a strong defensive and offensive security posture. We continually evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as necessary to preserve a secure state. Combining technology, processes and threat intelligence we deliver specific and timely education and training to the organization, including mandatory training for all employees.
While we focus heavily on prevention and detection, response and recovery plans, service agreements and partner engagements are in place should there be a need for us to respond to an attack. We also maintain cyber liability insurance coverage. We did not experience any material data breaches in 2021.
Intellectual Property
We protect our intellectual property through a combination of trademarks, patents and trade secrets, foreign intellectual property laws, confidentiality procedures and contractual provisions. We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and in various other countries. The trademarks and service marks filed in the U.S. include, among others: “Wesco®” and our corporate logo. The Company's "Anixter" trademarks and service marks are registered in the U.S. and various foreign jurisdictions and its "EECOL" service mark is registered in Canada. We have also applied to register international trademarks, patents, and service mark applications in various foreign jurisdictions. While our patents have value, none is so essential that its loss would materially affect our business.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 25, 2022 are set forth below.

Name	Age	Position
John J. Engel	60	Chairman, President and Chief Executive Officer
David S. Schulz	56	Executive Vice President and Chief Financial Officer
James F. Cameron	56	Executive Vice President and General Manager, Utility and Broadband Solutions
Theodore A. Dosch	62	Executive Vice President and Strategy and Chief Transformation Officer
William C. Geary, II	51	Executive Vice President and General Manager, Communications and Security Solutions
Akash Khurana	48	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	55	Executive Vice President, General Counsel and Corporate Secretary
Hemant Porwal	48	Executive Vice President Supply Chain and Operations
Nelson J. Squires III	60	Executive Vice President and General Manager, Electrical and Electronic Solutions
Christine A. Wolf	61	Executive Vice President and Chief Human Resources Officer
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
Theodore A. Dosch has served as our Executive Vice President of Strategy and Chief Transformation Officer since June 2020. Prior to the merger with Anixter in 2020, Mr. Dosch served as the Executive Vice President - Finance and Chief Financial Officer of Anixter International Inc. from July 2011 to June 2020 after serving as its Senior Vice President - Global Finance from January 2009 to July 2011. Previously, Mr. Dosch served as CFO - North America and Vice President - Maytag Integration at Whirlpool Corporation from 2006 to 2008; and held a variety of financial related roles at Whirlpool since 1986.
William C. Geary, II has served as our Executive Vice President and General Manager of the Communications and Security Solutions division since June 2020. Prior to the merger with Anixter in 2020, Mr. Geary served as Executive Vice President - Network & Security Solutions of Anixter International Inc. from July 2017 to June 2020 and Senior Vice President - Global Markets - Network & Security Solutions from January 2017 to June 2017. Previously, Mr. Geary served 22 years and held a variety of senior management roles at Accu-Tech Corporation, a wholly owned subsidiary of Anixter.
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
Diane E. Lazzaris has served as our Executive Vice President and General Counsel since June 2020 and also as Corporate Secretary since February 2021. From 2014 to June 2020 she served as Senior Vice President and General Counsel, and from 2010 to December 2013 she served as our Vice President, Legal Affairs. From 2008 to 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., including Group Counsel to a group of global businesses.
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
Nelson J. Squires III has served as our Executive Vice President and General Manager of the Electrical and Electronic Solutions division since June 2020, and from October 2019 to June 2020 he served as our Senior Vice President and Chief Operating Officer. From January 2018 to September 2019, he served as Group Vice President and General Manager of Wesco Canada/International/WIS and as Group Vice President and General Manager of Wesco Canada from August 2015 to January 2018. From 2010 to July 2015, he was Vice President and General Manager, North America Merchant Gases and President, Air Products Canada of Air Products and Chemicals, Inc. He has also served in regional and general management positions, as director of investor relations, and in various sales positions at Air Products. Earlier in his career, he was a Captain in the U.S. Army.
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
Risks Related to the Global Macroeconomic Environment and Our International Operations
Our global operations expose us to political, economic, legal, currency and other risks.
We operate a network of approximately 800 branches, warehouses and sales offices with operations in more than 50 countries. Approximately one-third of our employee population are non-U.S. employees. We derive approximately 28% of our revenues from sales outside of the U.S. As a result, we are subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions.
Operating in the global marketplace exposes us to a number of risks including:
•geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, terrorist activity and human rights concerns;
•natural disasters (including as a result of climate change) and public health crises (including pandemics such as COVID-19), and other catastrophic events;
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
Adverse conditions in the global economy and disruptions of financial and commodities markets could negatively impact us and our customers.
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and the financial and commodities markets continue to experience significant uncertainty and volatility. Adverse economic conditions or lack of liquidity in these markets, particularly in North America, may adversely affect our revenues and operating results. Economic and financial market conditions may also affect the availability of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit to our customers. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults, and limit our ability to borrow additional funds. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with credit loss reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so. The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict, and there can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from changes to trade policies, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
Our business and operations have been and will continue to be adversely affected by the COVID-19 pandemic, and the duration and extent to which it will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price remains uncertain.
The global COVID-19 pandemic has created significant disruption to the broader economies, financial markets, workforces, business environment and supply chains, as well as to our suppliers and customers. Beginning in 2020, and continuing through 2021, the pandemic had a significant impact on our business and adversely impacted our results of operations. The pandemic has caused significant disruptions to our business due to, among other things, reduced transportation, restrictions on travel, disruptions to our suppliers and global supply chain, labor shortages, the impact on our customers and their demand for our products and services and ability to pay for them, as well as temporary closures of facilities. Some of the actions we have taken in response to the COVID-19 pandemic, such as implementing remote working arrangements, may also create increased vulnerability to cybersecurity incidents and other risks. The duration and severity of the COVID-19 pandemic remains uncertain and cannot be predicted. The full extent to which the pandemic will continue to impact our business, results of operations, and financial condition depends on many evolving factors and future developments for which there remains significant uncertainty, such as possible resurgences of the virus, including new variants; the availability, effectiveness and public acceptance of treatment or vaccines (including boosters); the impact of the imposition of any vaccine mandates or other governmental actions; and the impact of the pandemic on the global supply chain and the broader economy and capital markets, as well as the matters noted above. In addition, the COVID-19 pandemic may continue to adversely affect many of our suppliers’ and customers' businesses and operations, including the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments, and our customers’ demand for our products and services and the ability to pay for them, all of which could adversely affect our sales and results of operations.
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
The results of certain of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the U.S. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may also affect the comparability of our results between financial periods.

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
We have invested significantly in expanding our digitalization initiatives, including but not limited to, e-commerce capabilities and online customer experience. If our efforts to expand our digital and service capabilities are not successful, we may not realize the return on our investments as anticipated, or our operating results could be adversely affected by slower than expected sales growth or additional costs. Furthermore, engaging in or significantly expanding business activities in product sourcing, sales and services could subject the company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.
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
We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products and providing service to customers, and compiling financial results. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters (including those as a result of climate change), as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Any significant or prolonged unavailability or failure of our critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers in a timely manner, and other harmful effects.
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
We may experience a failure in or breach of our information security systems, or those of our third-party product suppliers or service providers, as a result of cyber-attacks or information security breaches.
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, worms or other malicious software programs that seek to gain to access our systems and networks, or those of our third-party service providers. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Information technology security threats to our systems, networks and data have dramatically increased in recent years due the proliferation of new technologies and the increased sophistication and activities of perpetrators. We have seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which could cause widespread disruptions to our or other parties' systems. These threats and vulnerabilities pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our proprietary and confidential information.
Although we actively manage information technology security risks within our control and continually seek to enhance our controls and processes designed to protect our systems, computers, networks and data, there can be no assurance that such actions will be sufficient to mitigate all potential risks. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and remediate any information security vulnerabilities. Despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system, or those of third parties with which we do business, could result in theft or unauthorized disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could impair our ability to conduct our operations or cause disruptions to our supply chain, which could have an adverse impact on revenue and harm our reputation. Additionally, such an event could expose us to regulatory sanctions or penalties, lawsuits or other legal action or cause us to incur legal liabilities and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns. The insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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

Risks Related to Our Industry, Markets and Business Operations
Loss of key suppliers could decrease sales, profit margins and earnings.
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2021 accounted for approximately 31% of our purchases by annual dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed.
We have been and may continue to be adversely affected by supply chain challenges, including product shortages, delays and price increases, which could decrease sales, profit margins and earnings.
Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control. The effects of global climate change could also result in natural disasters or extreme weather conditions occurring more frequently or with more intense effects, which could cause or exacerbate supply chain interruptions.
In 2021, our industry and the broader economy have experienced supply chain challenges, including shortages in raw materials and components, labor shortages and transportation constraints, leading to product delays, backlogged orders and longer lead times. While we continue to aggressively and proactively manage these supply chain issues, we have experienced, and may continue to experience, some delays in receiving products from our suppliers. We cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Continued product shortages and delays could impair our ability to make scheduled deliveries to our customers in a timely manner and cause us to be at a competitive disadvantage.
The product shortages and delays in deliveries, along with other factors such as price inflation and higher transportation costs, have resulted in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. These supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, which would have an adverse impact on our business and results of operations.
The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, decrease sales, profit margins and earnings, which could adversely affect our business.
Product cost fluctuations could decrease sales, profit margins and earnings.
Some of our products, such as wire and conduit, are commodity price based products and may be subject to significant price fluctuations which are beyond our control. Recently, we have experienced increases in commodity costs, as well as in the costs of raw materials and components generally, as a result of global shortages and other macroeconomic trends. Continued increases in these costs could erode our profit margin and negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of these costs.
While increases in the cost of energy or products could have adverse effects, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our profit margin to deteriorate. Fluctuations in energy or raw materials costs can also adversely affect our customers.
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
Disruptions to our logistics capability may have an adverse impact on our operations.
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
We also depend on transportation service providers for the delivery of products to our customers. Any significant interruption or disruption in service at one or more of our distribution centers due to severe weather or natural disasters (including as a result of climate change), information technology upgrades, operating issues, disruptions to our transportation network, public heath crises, pandemics or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations. The COVID-19 pandemic and responses to it have significantly limited or reduced the transportation of goods globally. Our industry and the broader global economy have been impacted by logistical and transportation constraints, due to reduced workforce, including at ports and warehouses, as well as driver shortages around the world. This has resulted in higher transportation costs and longer delivery times for our suppliers and for our products.
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
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We frequently cannot anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular in the U.S. and

Canada, which accounted for approximately 85% of income before taxes in 2021, can have a material adverse effect on our results of operations.
On April 19, 2021, Canada Finance introduced its 2021 budget (the “2021 Budget”), which includes proposals to end hybrid mismatch arrangements, effective in two phases – the first on July 1, 2022, and the second no earlier than January 1, 2023. The 2021 Budget also includes proposals to impose an EBITDA-based limitation on the deductibility of interest expense. Canada Finance expected to issue certain aspects of the draft legislation implementing these proposals in 2021, but did not. When the legislation is issued and becomes effective, the tax benefit associated with intercompany financing arrangements disclosed in the reconciliation between the federal statutory income tax rate and the effective tax rate disclosed in Note 12, "Income Taxes" of our Notes to Consolidated Financial Statements, could be lost prospectively.
Additionally, the Organization for Economic Cooperation and Development (the “OECD”) is developing proposed rules to address the tax challenges arising from the digitalization of the global economy. The so-called two-pillar solution is intended to implement rules addressing 1) nexus and profit allocation in cases where businesses profit from markets in other countries while paying little to no tax in those countries under the current physical presence-based global tax system (so-called “Amount A” of “Pillar One”), 2) standardized intercompany pricing for routine marketing and distribution activities (so-called “Amount B” of “Pillar One”), and 3) a global minimum tax as a catch-all to address residual base erosion and profit shifting (“BEPS”) not addressed by the OECD’s other anti-BEPS measures (so-called “Pillar Two”). Each of the OECD’s member states must enact domestic legislation implementing the OECD’s proposed rules for them to become law. The Company does not expect Amount A of Pillar One to apply to Wesco as it expects to fall below the thresholds required to be within scope of Amount A. The impact of Amount B of Pillar One on the Company’s foreign distribution activities is unclear pending the OECD’s issuance of detailed rules in 2022. The impact of Pillar Two on the Company will depend upon commentary the OECD expects to issue in 2022 related to how the Pillar Two global minimum tax system will coexist with the U.S. Global Intangible Low-Taxed Income (“GILTI”) rules.
Finally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is sometimes uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement, which may differ from the tax expense recognized in our consolidated statements of income and comprehensive income (loss) and accrued in our consolidated balance sheets. Additionally, if we cannot meet liquidity requirements in the U.S., we may have to repatriate funds from overseas, which would result in additional income taxes being incurred on the amount repatriated.
Risks Related to Our Indebtedness and Capital Structure
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business, and fluctuations in interest rates could affect the cost of our indebtedness.
In 2020, we incurred significant additional indebtedness to finance the merger with Anixter, which increased our interest expense from historical levels. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2021, excluding debt discount and debt issuance costs, we had $4.8 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
Over the next three years, we will be required to repay or refinance approximately $1.3 billion of our currently outstanding indebtedness.
Our debt service obligations impact our ability to operate and grow our business. Our payments of principal and interest on our indebtedness reduce the amount of funds available to us to invest in operations, future business opportunities, acquisitions, and other potentially beneficial activities. Our debt service obligations also reduce our flexibility to adjust to changing market conditions and may increase our vulnerability to adverse economic, financial market and industry conditions. A portion of our indebtedness, including amounts outstanding under our accounts receivable securitization and revolving credit facilities, bears interest at variable rates. In the future, we may also incur additional indebtedness that bears interest at variable rates. In a rising interest rate environment, the interest expense on our variable rate borrowings will increase. Our ability to service and refinance our indebtedness, make scheduled payments on our operating leases and fund capital expenditures, acquisitions or other business opportunities, will depend in large part on both our future performance and the availability of additional financing in the future, as well as prevailing interest rates and other market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

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
Our credit facilities and our other debt agreements, including those governing the debt financings incurred in connection with the recent merger with Anixter, contain various covenants that restrict or limit our ability to, among other things:
•incur additional indebtedness or create liens on assets
•engage in mergers, acquisitions or consolidations,
•make loans or other investments,
•transfer, lease or dispose of assets outside the ordinary course of business,
•pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt, and
•engage in affiliate transactions.
In addition, certain of these debt agreements contain financial covenants that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing certain of our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the liquidity section in "Item 7. Management's Discussion and Analysis" for further details.
General Risk Factors
We are subject to costs and risks associated with global laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.
The global legal and regulatory environment is complex and exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the coming year. They include laws and regulations covering taxation, trade, import and export, labor and employment (including wage and hour), product safety, product labeling, occupational safety and health, data privacy, data protection, and environmental matters (including those relating to global climate change and its impact). We are also subject to securities and exchange laws and regulations and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas could affect the cost of our business operations.
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

We must attract, retain and motivate our employees, and the failure to do so may adversely affect our business.
Our success depends on hiring, retaining and motivating our employees, including executive, managerial, sales, technical, operations, marketing and support personnel. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or adversely affect our business, its sales and operating results. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, which may also result in loss of significant customer business, or increased employee benefit costs.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We operate a network of nearly 700 branches and warehouse locations that hold inventory, and over 100 sales offices, with operations in more than 50 countries throughout the world. This includes 43 facilities with square footage between 100,000 and 500,000 that operate as regional distribution centers or large branch locations, of which 34 are located in the U.S., six are in Canada, two are in Europe and one is in South America. Approximately 8% of our facilities are owned, and the remainder are leased.
We also lease our 118,000 square-foot headquarters in Pittsburgh, Pennsylvania. We do not regard the real property associated with any single facility as material to our operations. We believe our facilities are in good operating condition and are adequate for their respective uses.
Item 3. Legal Proceedings.
From time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Information relating to legal proceedings is disclosed in Note 16, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC”. As of February 24, 2022, there were 50,703,285 shares of common stock outstanding held by approximately 850 holders of record. We have not paid dividends on our common stock and do not currently plan to pay common dividends. We do, however, evaluate the possibility from time to time. In addition, the terms of the Revolving Credit Facility, as well as the indentures governing the 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028 limit our ability to pay dividends and repurchase our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	422	$125.64	—	$—
November 1, 2021 – November 30, 2021	44,002	$134.43	—	$—
December 1, 2021 – December 31, 2021	3,107	$130.48	—	$—
Total	47,531	$134.09	—
(1)    These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in Wesco International, a 2021 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2016 to December 31, 2021, and assumes that the value for each investment was $100 on December 31, 2016, and that all dividends were reinvested.

WESCO International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$300
$250
$200
$150
$100
$50
$0

	2016	2017	2018	2019	2020	2021
WESCO Intl Inc.	$100.00	$102.40	$72.13	$89.24	$117.96	$197.73
Performance Peer Group	$100.00	$119.23	$110.73	$147.89	$181.63	$251.15
Russell 2000	$100.00	$114.65	$102.03	$128.06	$153.63	$176.39

2021 Performance Peer Group:
Applied Industrial Technologies, Inc.	Fastenal Company	Rexel SA
Arrow Electronics, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group	MRC Global, Inc.
Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Note: HD Supply Holdings, Inc. was acquired in December 2020 and removed from the performance peer group for 2021.
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of this Annual Report on Form 10-K.
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, adjusted EBITDA margin, financial leverage, free cash flow, adjusted income from operations, adjusted other non-operating expenses (income), adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are useful to investors as they provide a better understanding of sales performance, and the use of debt and liquidity on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, and the related income tax effect of such items, allowing investors to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
Company Overview
WESCO International, Inc. (“Wesco International”) and its subsidiaries (collectively, “Wesco” or the "Company"), headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
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
We employ approximately 18,000 people, maintain relationships with approximately 45,000 suppliers, and serve approximately 140,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We have approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
In 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. As a result, we will begin migrating certain legacy sub-brands to the master brand architecture over the course of the next twelve to eighteen months. Due to the strength of its recognition with customers and suppliers, we will continue to use the Anixter brand name as part of the master brand strategy for the foreseeable future.

We have operating segments that are organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). These operating segments are equivalent to our reportable segments. See Item 1, “Business” in this Annual Report on Form 10-K for a description of each of our reportable segments and their business activities.
The comparability of the financial performance of our reportable segments for 2021 relative to the prior year is impacted by the fact that 2020 includes the results of operations of Anixter for only the second half of 2020.
Overall Financial Performance
Our financial results for 2021 compared to 2020 reflect the merger with Anixter on June 22, 2020, double-digit sales growth, margin expansion, as well as the realization of integration cost synergies and structural cost takeout actions, partially offset by higher volume-related costs, and selling, general and administrative ("SG&A") payroll and payroll-related expenses consisting of salaries, variable compensation expense and benefit costs. Our 2020 financial results reflected the half year impact of the merger with Anixter, partially offset by unfavorable business conditions caused by the COVID-19 pandemic.
Net sales for 2021 increased $5.9 billion, or 47.8%, over the prior year. In addition to the impact from the Merger, the increase reflects improved economic conditions and strong demand. Cost of goods sold as a percentage of net sales was 79.2% and 81.1% for 2021 and 2020, respectively. The decrease of 190 basis points reflects strong execution on supplier price increases and cost initiatives to offset inflation, along with higher supplier volume rebate income, partially offset by higher expense related to excess and obsolete inventories, including a 14 basis point impact from the write-down to the carrying value of certain personal protective equipment products. Cost of goods sold for 2020 includes merger-related fair value adjustments of $43.7 million, as well as an out-of-period adjustment of $18.9 million related to inventory cost absorption accounting. Adjusted for these amounts, cost of goods sold as a percentage of net sales for 2020 was 80.6%.
Income from operations was $801.9 million for 2021, compared to $347.0 million for 2020. Income from operations as a percentage of net sales was 4.4% for the current year, compared to 2.8% for the prior year. Income from operations for 2021 includes merger-related and integration costs of $158.5 million and a net gain of $8.9 million resulting from the sale of Wesco's legacy utility and data communications businesses in Canada during the first quarter of 2021, which were divested in connection with the Merger. Additionally, we recognized $32.0 million of amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to Consolidated Financial Statements. Adjusted for these items, income from operations was $983.5 million, or 5.4% of net sales. For 2020, income from operations adjusted for merger-related and integration costs, and merger-related fair value adjustments totaling $175.9 million, an out-of-period adjustment related to inventory cost absorption accounting of $18.9 million, as well as a gain on sale of a U.S. operating branch of $19.8 million was $522.0 million, or 4.2% of net sales. For 2021, income from operations improved compared to the prior year across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies and structural cost takeout actions. Income from operations for 2021 was negatively impacted by higher volume-related costs, and SG&A payroll and payroll-related expenses consisting of salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and certain benefits of legacy Wesco employees that had been reduced or suspended in the prior year in response to the COVID-19 pandemic.
Earnings per diluted share for 2021 was $7.84, based on 52.0 million diluted shares, compared to $1.51 for 2020, based on 46.6 million diluted shares. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on Canadian divestitures, a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans, and the related income tax effects, earnings per diluted share was $9.98 for 2021. Adjusted for merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, gain on sale of a U.S. operating branch, and the related income tax effects, earnings per diluted share was $4.37 for 2020. Adjusted earnings per diluted share increased 128% year-over-year.
We experienced a resurgence in demand from many of our customers during 2021. We also experienced some delays in receiving products from our suppliers. We aggressively managed these supply chain issues, which included increasing inventory levels to service our customers. We believe that these issues unfavorably impacted our net sales by approximately 1% in 2021. Our industry and the broader economy are experiencing supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We anticipate that these supply chain challenges, as well as inflationary pressures, will extend into 2022. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts at this time.
Beginning in 2020, and continuing through 2021, the COVID-19 pandemic had a significant impact on our business, and there continues to be ongoing uncertainties associated with the COVID-19 pandemic, including with respect to the economic conditions and possible resurgence of COVID-19, potential new variants of the virus, and the availability, effectiveness and public acceptance of treatments and vaccines. As the duration and severity of the COVID-19 pandemic remain uncertain and cannot be predicted, there is significant uncertainty as to the ultimate impact it will have on our business and our results of operations and financial condition. Events and factors relating to the COVID-19 pandemic include limitations on the ability of our suppliers to manufacture or procure the products we sell or to meet delivery requirements and commitments; disruptions to our global supply chains; limitations on the ability of our employees to perform their work due to travel or other restrictions; limitations on the ability of carriers to deliver our products to our customers; limitations on the ability of our customers to conduct their business and purchase our products and services, or pay us on a timely basis; and disruptions to our customers’ purchasing patterns. In response to the COVID-19 pandemic, we have taken actions focused on protecting the health and safety of our employees, which is our top priority.
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
Cash Flow
We generated $67.1 million of operating cash flow during 2021. Net cash provided by operating activities included net income of $466.4 million and adjustments to net income totaling $132.2 million, which were primarily comprised of depreciation and amortization of $198.6 million, deferred income taxes of $78.3 million, a gain on curtailment of defined benefit pension plans of $36.6 million, as described in Note 14, "Employee Benefit Plans" of our Notes to Consolidated Financial Statements, stock-based compensation expense of $30.8 million, amortization of debt discount and debt issuance costs of $19.2 million, and a net gain of $8.9 million resulting from the divestiture of Wesco's legacy utility and data communications businesses in Canada, as described in Note 6, "Acquisitions and Disposals" of our Notes to Consolidated Financial Statements. Operating cash flow also included changes in assets and liabilities of $531.5 million, which were primarily comprised of an increase in trade accounts receivable of $531.8 million resulting from significant sales growth and an increase in inventories of $530.7 million to support increased customer demand while maintaining high service levels against global supply chain challenges due to the pandemic, partially offset by an increase in accounts payable of $449.6 million due to higher purchases of inventory.
Investing activities primarily included $56.0 million of net proceeds from the Canadian divestitures and $54.7 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment to support of the Company's global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "2021 Notes") and $354.7 million aggregate principal amount of our 5.375% Senior Notes due 2024 (the "2024 Notes"), borrowings and repayments of $2,353.4 million and $2,006.4 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $878.0 million and $558.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for 2021 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $20.3 million, and $27.2 million of payments for taxes related to the exercise and vesting of stock-based awards.

Free cash flow for the years ended December 31, 2021 and 2020 was $93.5 million and $586.1 million, respectively.
The following table sets forth the components of free cash flow:

	Twelve Months Ended December 31,
	2021	2020
(In millions)
Cash flow provided by operations	$67.1	$543.9
Less: Capital expenditures	(54.7)	(56.7)
Add: Merger-related cash costs	81.2	98.8
Free cash flow	$93.5	$586.1
Note: The table above reconciles cash flow provided by operations to free cash flow. Free cash flow is a non-GAAP financial measure of liquidity. Capital expenditures are deducted from operating cash flow to determine free cash flow. Free cash flow is available to fund investing and financing activities. For the twelve months ended December 31, 2021 and 2020, we paid certain fees, expenses and other costs related to Wesco's merger with Anixter. Such expenditures have been added back to operating cash flow to determine free cash flow for such periods.
Free cash flow for the current year was lower than the prior year primarily due to changes in working capital, including an increase in trade accounts receivable of $531.8 million resulting from the significant sales growth, an increase in inventories of $530.7 million to support increased customer demand while maintaining high service levels against global supply chain challenges due to the pandemic, partially offset by an increase in accounts payable of $449.6 million due to higher purchases of inventory. Net working capital days improved approximately 6 days from the prior year-end driven by responsively managing working capital in a high-growth, supply-constrained environment.
Financing Availability
On June 1, 2021, we amended our Receivables Facility to increase its borrowing capacity from $1,200 million to $1,300 million, extend its maturity date from June 22, 2023 to June 21, 2024, decrease its LIBOR floor from 0.50% to 0.00% and decrease its interest rate spread from 1.20% to 1.15%. Borrowings under the amended accounts receivable securitization facility and revolving credit facility were used to redeem our $350 million aggregate principal amount of our 2024 Notes, as described in Note 10, "Debt" of our Notes to Consolidated Financial Statements.
As of December 31, 2021, we had $564.8 million in total available borrowing capacity under our Revolving Credit Facility. Available borrowing capacity under our Receivables Facility was $30.0 million. The Revolving Credit Facility and the Receivables Facility mature in June 2025 and June 2024, respectively.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, including those related to goodwill and indefinite-lived intangible assets, income taxes, and defined benefit pension plans. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following accounting estimates are the most critical to the understanding of our consolidated financial statements as they require subjective or complex judgments by management.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, or more frequently if triggering events occur, indicating that their carrying values may not be recoverable. We test for goodwill impairment on a reporting unit level. We first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in in share price, to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of our reporting units may not exceed their respective carrying values, then we perform a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. We determine the fair values of our reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. We use a discount rate that reflects market participants' cost of capital. We evaluate the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Significant inputs used in the relief-from-royalty method include projected revenues, discount rates, royalty rates, and applicable income tax rates.
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2021 by assessing qualitative factors to determine whether it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. As a result of this assessment, we determined that it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was unnecessary.
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
See Note 5, "Goodwill and Intangible Assets" of our Notes to Consolidated Financial Statements for additional disclosure regarding goodwill and indefinite-lived intangible assets.
Defined Benefit Pension Plan
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality).
Liabilities for defined benefit pension plans are particularly sensitive to changes in the discount rate. At the end of each fiscal year, we determine the discount rate to measure our defined benefit pension plan liabilities at their present value. The discount rate reflects the current rate at which the defined benefit pension plan liabilities could be effectively settled at the end of the year. This rate is estimated using a yield curve based on corporate bond data, which we believe is consistent with observable market conditions and industry standards for developing spot rate curves. The consolidated weighted-average discount rate used to measure the projected benefit obligation of all plans was 2.6% and 2.2% at December 31, 2021 and 2020, respectively. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in a negligible change in the expense for 2022, and an increase in our projected benefit obligations at December 31, 2021 of $69.0 million. The impact of a 50-basis-point increase in the assumed discount rate would result in a decrease in the expense for 2022 of approximately $4.0 million, and a decrease in our projected benefit obligations at December 31, 2021 of $61.0 million. Changes in the expected long-term rate of return on plan assets and assumptions relating to the employee workforce are less likely to have a material impact on the measurement of defined benefit pension plan liabilities.
See Note 14, "Employee Benefit Plans" of our Notes to Consolidated Financial Statements for additional disclosure regarding defined benefit pension plans.
Income Taxes
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
See Note 12, "Income Taxes" of our Notes to Consolidated Financial Statements for additional disclosure regarding income taxes.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items in our Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	79.2	81.1	81.1
Selling, general and administrative expenses	15.3	15.1	14.0
Depreciation and amortization	1.1	1.0	0.8
Income from operations	4.4	2.8	4.1
Interest expense, net	1.5	1.8	0.8
Other income, net	(0.3)	—	(0.1)
Income before income taxes	3.2	1.0	3.4
Provision for income taxes	0.6	0.2	0.7
Net income attributable to WESCO International, Inc.	2.6	0.8	2.7
Preferred stock dividends	0.4	0.2	—
Net income attributable to common stockholders	2.2%	0.6%	2.7%
2021 Compared to 2020
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020
EES	$7,621,263	$5,479,760
CSS	5,715,238	3,323,264
UBS	4,881,011	3,522,971
Total net sales	$18,217,512	$12,325,995
Net sales were $18.2 billion for 2021 compared with $12.3 billion for 2020, an increase of 47.8%. The increase primarily reflects the merger with Anixter, along with double-digit growth across all segments, as described below. For the year ended December 31, 2021, pricing related to inflation favorably impacted our net sales by approximately 3%.
EES reported net sales of $7.6 billion for 2021, compared to $5.5 billion for 2020, an increase of 39.1%. In addition to the impact from the Merger, the increase reflects improved economic conditions and strong demand.
CSS reported net sales of $5.7 billion for 2021, compared to $3.3 billion for 2020, an increase of 72.0%. The increase reflects the impact of the Merger and broad-based growth in our security solutions and network infrastructure businesses.
UBS reported net sales of $4.9 billion for 2021, compared to $3.5 billion for 2020, an increase of 38.5%. Along with the impact of the Merger, the increase reflects broad-based growth in our utility business and continued strong demand in our broadband business.

Cost of Goods Sold
Cost of goods sold for 2021 was $14.4 billion compared to $10.0 billion for 2020, an increase of $4.4 billion, reflecting the merger with Anixter. Cost of goods sold as a percentage of net sales was 79.2% and 81.1% for 2021 and 2020, respectively. The decrease of 190 basis points reflects strong execution on supplier price increases and cost initiatives to offset inflation, along with higher supplier volume rebate income, partially offset by higher expense related to excess and obsolete inventories, including write-downs totaling $26.2 million to the carrying value of certain personal protective equipment products. These write-downs of inventory impacted cost of goods sold as a percentage of net sales for 2021 by 14 basis points. Cost of goods sold as a percentage of net sales for 2020 was 80.6% excluding the effect of merger-related fair value adjustments of $43.7 million and an out-of-period adjustment related to inventory cost absorption accounting of $18.9 million.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for 2021 totaled $2.8 billion versus $1.9 billion for 2020. As a percentage of net sales, SG&A expenses were 15.3% and 15.1%, respectively. The increase in SG&A expenses of $932.6 million, or 50.2%, primarily reflects the impact of the merger with Anixter. SG&A expenses for 2021 were favorably impacted by the realization of integration synergies and structural cost takeout actions. SG&A expenses for 2021 include merger-related and integration costs of $158.5 million, as well as a net gain of $8.9 million resulting from the sale of Wesco's legacy utility and data communications businesses in Canada, which were divested during the first quarter of 2021 in connection with the Merger. Adjusted for these amounts, SG&A expenses were 14.5% of net sales for 2021. SG&A expenses for 2020 include $132.2 million of merger-related and integration costs, as well as a gain on the sale of an operating branch in the U.S. of $19.8 million. Adjusted for these amounts, SG&A expenses were 14.2% of net sales for 2020, reflecting lower sales and the merger with Anixter, partially offset by cost reduction actions taken in response to the COVID-19 pandemic that lowered SG&A expenses as a percentage of net sales by approximately 40 basis points.
SG&A payroll and payroll-related expenses for 2021 of $1.8 billion increased by $589.5 million compared to 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, SG&A payroll and payroll-related expenses in the current year were negatively impacted by higher salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and certain benefits for legacy Wesco employees that had been reduced or suspended in the prior year in response to the COVID-19 pandemic.
SG&A expenses not related to payroll and payroll-related costs for 2021 were $991.1 million, an increase of $343.1 million compared to 2020 primarily due to the merger with Anixter. Excluding the impact of the Merger, these SG&A expenses for the current year were negatively impacted by higher professional and consulting fees, and information technology expenses resulting from integration activities and digital transformation initiatives. Shipping and handling costs also increased in 2021 due to sales volume growth. The gain on the sale of an operating branch in the U.S., as described above, positively impacted SG&A expenses in 2020.
Depreciation and Amortization
Depreciation and amortization increased $77.0 million to $198.6 million for 2021, compared to $121.6 million for 2020. The current period includes $63.3 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter, as well as $32.0 million resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described in Note 2, "Accounting Policies" of our Notes to Consolidated Financial Statements. We expect to recognize approximately $10.0 million of amortization expense for trademarks migrating to our master brand architecture in 2022 and $5.3 million thereafter.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$542,059	$395,343	$412,740	$(548,269)	$801,873

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$260,207	$217,163	$231,702	$(362,034)	$347,038

Income from operations was $801.9 million for 2021, compared to $347.0 million for 2020. The increase of $454.8 million, or 131.1%, primarily reflects the merger with Anixter. For 2021, income from operations improved compared to the prior year across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies and structural cost takeout actions. Income from operations for 2021 was negatively impacted by higher volume-related costs, and SG&A payroll and payroll-related expenses, as described above. Income from operations for 2021 was not materially effected by higher pricing related to inflation given the offsetting effect of higher costs for certain products.
EES reported income from operations of $542.1 million for 2021, compared to $260.2 million for 2020. The increase of $281.9 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for 2021 was negatively impacted by $4.4 million from the inventory write-down described above, as well as accelerated trademark amortization expense of $13.3 million associated with migrating to our master brand architecture.
CSS reported income from operations of $395.3 million for 2021, compared to $217.2 million for 2020. The increase of $178.1 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for 2021 was negatively impacted by $21.1 million from the inventory write-down described above, as well as accelerated trademark amortization expense of $17.4 million associated with migrating to our master brand architecture.
UBS reported income from operations of $412.7 million for 2021, compared to $231.7 million for 2020. The increase of $181.0 million primarily reflects the factors impacting the overall business, as described above, combined with the benefit from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, had a loss from operations of $548.3 million for 2021, compared to $362.0 million for 2020. The increase of $186.3 million primarily reflects the merger with Anixter, as well as merger-related and integration costs, higher SG&A payroll and payroll-related expenses, professional and consulting fees, and information technology expenses, as described above.
Interest Expense, net
Net interest expense totaled $268.1 million for 2021, compared to $226.6 million for 2020. The increase of $41.5 million, or 18.3%, was driven by financing activity related to the merger with Anixter. As a result of the redemption of our 2024 Notes and amendment to the Receivables Facility, as described in Note 10, "Debt" of our Notes to Consolidated Financial Statements, total interest expense was reduced by approximately $2.0 million in 2021, and is expected to be reduced by $18.0 million per year thereafter based on current interest rates.
Other Income, net
Other non-operating income ("other income, net") totaled $48.1 million for 2021, compared to $2.4 million for 2020, an increase of $45.7 million. As disclosed in Note 14, "Employee Benefit Plans" of our Notes to Consolidated Financial Statements, we recognized net benefits of $53.2 million and $8.2 million associated with the non-service cost components of net periodic pension (benefit) cost for 2021 and 2020, respectively. The non-service cost components of net periodic pension (benefit) cost for 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded foreign currency exchange losses of $2.8 million and $4.9 million in 2021 and 2020, respectively.
Income Taxes
The provision for income taxes was $115.5 million for 2021, compared to $22.8 million for 2020, resulting in an effective tax rate of 19.9% and 18.6%, respectively. The effective tax rate for the current year was favorably impacted by a change in the mix of domestic and foreign earnings, tax benefits related to certain foreign derived intangible income, and a reduction in the valuation allowance recorded against certain foreign tax credit carryforwards. The effective tax rate in the prior year was impacted by one-time items associated with the Anixter merger.
Net Income and Earnings per Share
Net income for 2021 was $466.4 million, compared to $100.0 million for 2020.
Net income attributable to noncontrolling interests was $1.0 million for 2021, compared to a net loss of $0.5 million for 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the Merger, was $57.4 million for 2021 compared to $30.1 million for 2020.
Net income and earnings per diluted share attributable to common stockholders were $408.0 million and $7.84, respectively, for 2021, compared with $70.4 million and $1.51, respectively, for 2020. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on Canadian divestitures, gain on curtailment of defined benefit pension plans, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $519.3 million and $9.98, respectively, for the year ended December 31, 2021. Adjusted for merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory cost absorption accounting, gain on sale of a U.S. operating branch, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $203.6 million and $4.37, respectively, for the year ended December 31, 2020.
The following tables reconcile income from operations, other non-operating income, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted other non-operating income, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted Income from Operations:	2021	2020
	(In thousands)
Income from operations	$801,873	$347,038
Merger-related and integration costs	158,484	132,236
Accelerated trademark amortization	32,021	—
Merger-related fair value adjustments	—	43,693
Out-of-period adjustment	—	18,852
Net gain on sale of assets and divestitures	(8,927)	(19,816)
Adjusted income from operations	$983,451	$522,003

	Year Ended December 31,
Adjusted Other Income, net:	2021	2020
	(In thousands)
Other income, net	$(48,112)	$(2,395)
Curtailment gain	36,580	—
Adjusted other income, net	$(11,532)	$(2,395)

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2021	2020
	(In thousands)
Provision for income taxes	$115,510	$22,803
Income tax effect of adjustments to income from operations and other income, net(1)	33,672	41,817
Adjusted provision for income taxes	$149,182	$64,620
(1)    The adjustments to income from operations for the years ended December 31, 2021 and 2020 have been tax effected at rates of 23.5% and 23.9%, respectively. The adjustment to other-non operating income for the year ended December 31, 2021 has been tax effected at a rate of 24.6% as the majority of the curtailment gain relates to our Canadian defined benefit pension plans.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2021	2020
(In thousands, except per share data)
Adjusted income from operations	$983,451	$522,003
Interest expense, net	268,073	226,591
Adjusted other income, net	(11,532)	(2,395)
Adjusted income before income taxes	726,910	297,807
Adjusted provision for income taxes	149,182	64,620
Adjusted net income	577,728	233,187
Net income (loss) attributable to noncontrolling interests	1,020	(521)
Adjusted net income attributable to WESCO International, Inc.	576,708	233,708
Preferred stock dividends	57,408	30,139
Adjusted net income attributable to common stockholders	$519,300	$203,569

Diluted shares	52,030	46,625
Adjusted earnings per diluted share	$9.98	$4.37
Note: For the year ended December 31, 2021, income from operations, other non-operating income, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the sale of Wesco's legacy utility and data communications businesses in Canada, accelerated trademark amortization expense associated with migrating to our master brand architecture, a curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans, and the related income tax effects. For the year ended December 31, 2020, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory cost absorption accounting, a gain on sale of an operating branch in the U.S., and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543,633	$394,031	$412,698	$(942,388)	$407,974
Net income attributable to noncontrolling interests	298	—	—	722	1,020
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	115,510	115,510
Interest expense, net	—	—	—	268,073	268,073
Depreciation and amortization	55,998	82,870	22,447	37,239	198,554
EBITDA	$599,929	$476,901	$435,145	$(463,436)	$1,048,539
Other (income) expense, net(1)	(1,872)	1,312	42	(47,594)	(48,112)
Stock-based compensation expense(2)	6,404	2,607	2,107	14,581	25,699
Merger-related and integration costs	—	—	—	158,484	158,484
Net gain on Canadian divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$604,461	$480,820	$428,367	$(337,965)	$1,175,683
Adjusted EBITDA margin %	7.9%	8.4%	8.8%		6.5%
(1) Corporate other non-operating income in the calculation of adjusted EBITDA for the year ended December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.

(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2021 excludes $5.1 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
EBITDA	$297,798	$254,976	$254,058	$(335,799)	$471,033
Other (income) expense, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(3)(4)	4,080	1,403	1,336	9,895	16,714
Merger-related and integration costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment(3)	12,634	2,325	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$308,327	$280,656	$265,593	$(194,259)	$660,317
Adjusted EBITDA margin %	5.6%	8.4%	7.5%		5.4%
(3) Stock-based compensation and the out-of-period adjustment by reportable segment for the year ended December 31, 2020, as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, have been reallocated to conform to the current period's presentation.

(4) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and our ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, an out-of-period adjustment related to inventory cost absorption accounting, and net gains on the divestiture of Wesco's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
2020 Compared to 2019
Net Sales
The following table sets forth net sales by segment for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019
EES	$5,479,760	$4,860,541
CSS	3,323,264	909,496
UBS	3,522,971	2,588,880
Total net sales	$12,325,995	$8,358,917
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
CSS reported net sales of $3.3 billion in 2020, compared to $0.9 billion in 2019, an increase of 265.4%. The increase reflects the impact of the merger with Anixter. The COVID-19 pandemic had an overall negative impact on CSS sales, although certain customers and end users are considered essential businesses that saw higher demand such as telecommunications service providers stemming from an increased need for bandwidth products.
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
Selling, General and Administrative Expenses
SG&A expenses primarily include costs associated with personnel, shipping and handling, travel, advertising, facilities, utilities and credit losses. SG&A expenses for 2020 were $1.9 billion, an increase of $685.9 million, or 58.5%, from 2019. SG&A expenses as a percentage of net sales increased to 15.1% in 2020 from 14.0% in 2019. SG&A expenses for 2020 include merger-related costs of $132.2 million, as well as a gain on the sale of a U.S. operating branch of $19.8 million. Adjusted for these amounts, SG&A expenses for 2020 were $1.7 billion, or 14.2% of net sales, reflecting the merger with Anixter and lower sales, partially offset by cost reduction actions taken in response to the COVID-19 pandemic. SG&A expenses for 2019 include $3.1 million of merger-related costs.
SG&A payroll expenses for 2020 of $1.2 billion increased by $398.1 million compared to 2019 primarily due to the merger with Anixter. Excluding the impact of the Merger, SG&A payroll expenses were down $35.0 million due to lower salaries and wages, variable compensation expense and benefit costs resulting from the reduction or suspension of salaries and certain benefits for legacy Wesco employees in response to the COVID-19 pandemic.
The remaining SG&A expenses for 2020 of $648.0 million increased by $287.8 million compared to 2019. The increase in the remaining SG&A expenses was primarily due to the impact of the merger with Anixter.
Depreciation and Amortization
Depreciation and amortization increased $59.5 million to $121.6 million in 2020, compared with $62.1 million in 2019. Depreciation and amortization for 2020 includes $33.0 million of amortization attributable to identifiable intangible assets acquired in the merger with Anixter.
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
EES reported income from operations of $260.2 million in 2020, compared to $261.8 million in 2019. The decrease reflects lower demand caused by the COVID-19 pandemic, offset by the merger with Anixter and cost reduction actions taken in response to the lower demand.
CSS reported income from operations of $217.2 million in 2020, compared to $43.8 million in 2019. The increase reflects the impact of the merger with Anixter. The benefits of cost reduction actions taken in response to the COVID-19 pandemic, as well as operating synergies resulting from the business combination, had a favorable impact on income from operations.
UBS reported income from operations of $231.7 million in 2020, compared to $184.9 million in 2019. The increase reflects the impact of the merger with Anixter. The impact of the COVID-19 pandemic on the UBS segment was limited as many of its primary customers are public power and investor owned utilities that are considered essential businesses and have maintained normal operations.

Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, had a loss from operations of $362.0 million in 2020, compared to $144.3 million in 2019. The increase reflects the merger with Anixter and merger-related costs, as described above, partially offset by lower SG&A payroll expenses resulting from the reduction or suspension of salaries and certain benefits for legacy Wesco employees in response to the COVID-19 pandemic.
Interest Expense, net
Interest expense, net totaled $226.6 million in 2020, compared with $65.7 million in 2019, an increase of 244.8%. The increase in interest expense was driven by financing activity related to the merger with Anixter.
Other, net
Other non-operating income ("other, net") totaled $2.4 million in 2020, compared to $1.6 million in 2019.
Income Taxes
Our effective tax rate was 18.6% in 2020 compared to 21.2% in 2019. The lower effective tax rate in 2020 as compared to 2019 was primarily due to one-time impacts from the merger with Anixter.
Net Income and Earnings per Share
Net income for 2020 was $100.0 million, compared to $222.2 million in 2019.
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
The following tables reconcile income from operations, provision for income taxes and earnings per diluted share to adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted Income from Operations:	2020	2019
	(In thousands)
Income from operations	$347,038	$346,217
Merger-related and integration costs	132,236	3,130
Merger-related fair value adjustments	43,693	—
Out-of-period adjustment	18,852	—
Gain on sale of asset	(19,816)	—
Adjusted income from operations	$522,003	$349,347

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2020	2019
	(In thousands)
Provision for income taxes	$22,803	$59,863
Income tax effect of adjustments to income from operations(1)	41,817	664
Adjusted provision for income taxes	$64,620	$60,527
(1)    The adjustments to income from operations have been tax effected at rates of 23.9% and 21.2% for the years ended December 31, 2020 and 2019, respectively.

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
Note: For the twelve months ended December 31, 2020, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, gain on sale of a U.S. operating branch, and the related income tax effects. For the twelve months ended December 31, 2019, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related costs, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
EBITDA	$297,798	$254,976	$254,058	$(335,799)	$471,033
Other (income) expense, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(1)(2)	4,080	1,403	1,336	9,895	16,714
Merger-related and integration costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment(1)	12,634	2,325	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$308,327	$280,656	$265,593	$(194,259)	$660,317
Adjusted EBITDA margin %	5.6%	8.4%	7.5%		5.4%
(1) Stock-based compensation and the out-of-period adjustment by reportable segment for the year ended December 31, 2020, as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, have been reallocated to conform to the current period's presentation.

(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$264,570	$43,835	$184,931	$(269,910)	$223,426
Net loss attributable to noncontrolling interests	(1,228)	—	—	—	(1,228)
Provision for income taxes	—	—	—	59,863	59,863
Interest expense, net	—	—	—	65,710	65,710
Depreciation and amortization	28,569	7,155	13,583	12,800	62,107
EBITDA	$291,911	$50,990	$198,514	$(131,537)	$409,878
Other income, net	(1,554)	—	—	—	(1,554)
Stock-based compensation expense	1,116	77	231	17,638	19,062
Merger-related costs	—	—	—	3,130	3,130
Adjusted EBITDA	$291,473	$51,067	$198,745	$(110,769)	$430,516
Adjusted EBITDA margin %	6.0%	5.6%	7.7%		5.2%
Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and our ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory absorption accounting, and gain on sale of a U.S. operating branch. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of December 31, 2021, we had $564.8 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit, and $30.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $69.6 million, provided liquidity of $664.4 million. Cash included in our determination of liquidity represents cash in certain deposit and interest bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. At December 31, 2021, approximately 60% of our debt portfolio was comprised of fixed rate debt.
Since the merger with Anixter, we have used cash and the net proceeds from the divestiture of Wesco's legacy utility and data communications businesses in Canada to reduce our debt, net of cash, by approximately $357.2 million. Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction, merger-related integration activities and potential acquisitions, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of December 31, 2021.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.9 as of December 31, 2021 and, on a pro forma basis, 5.3 as of December 31, 2020.

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve months ended
	December 31, 2021	December 31, 2020
	Reported	Pro Forma(1)
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$408.0	$115.6
Net income (loss) attributable to noncontrolling interests	1.0	(0.5)
Preferred stock dividends	57.4	30.1
Provision for income taxes	115.5	55.7
Interest expense, net	268.1	255.8
Depreciation and amortization	198.5	153.5
EBITDA	$1,048.5	$610.2
Other (income) expense, net(2)	(48.1)	4.6
Stock-based compensation	25.7	34.7
Merger-related costs and fair value adjustments	158.5	206.7
Out-of-period adjustment	—	18.9
Net gain on sale of assets and Canadian divestitures	(8.9)	(19.8)
Adjusted EBITDA(3)	$1,175.7	$855.3

	December 31, 2021	December 31, 2020
Short-term debt and current portion of long-term debt, net	$9.5	$528.8
Long-term debt, net	4,701.5	4,370.0
Debt discount and debt issuance costs(4)	70.6	88.2
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(4)	(0.9)	(1.7)
Total debt	4,780.7	4,985.3
Less: Cash and cash equivalents	212.6	449.1
Total debt, net of cash	$4,568.1	$4,536.2

Financial leverage ratio	3.9	5.3
(1)    EBITDA and adjusted EBITDA for the twelve months ended December 31, 2020 gives effect to the combination of Wesco and Anixter as if it had occurred at the beginning of the respective trailing twelve month period.
(2)    Other non-operating income for the year ended December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S and Canada due to amending certain terms of such defined benefit plans.
(3)    Adjusted EBITDA includes the financial results of Wesco’s legacy utility and data communications businesses in Canada, which were divested in the first quarter of 2021 under a Consent Agreement with the Competition Bureau of Canada.
(4)    Debt is presented in the consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, less cash and cash equivalents, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments related to the merger with Anixter, an out-of-period adjustment related to inventory absorption accounting, and net gains on the divestiture of Wesco's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S.

The undistributed earnings of our foreign subsidiaries amounted to approximately $1,851.6 million at December 31, 2021. Most of these earnings have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings (the "transition tax"), or the GILTI tax regime imposed by the Tax Cuts and Jobs Act of 2017. Future distributions of previously taxed earnings by our foreign subsidiaries should, therefore, result in minimal U.S. taxation. We have elected to pay the transition tax in installments over eight years. As of December 31, 2021, our liability for the transition tax was $60.7 million. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We estimate that additional taxes of approximately $82.2 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2021, based upon the laws in effect on that date. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,200 million and the purchase limit under the Receivables Facility is $1,300 million. As of December 31, 2021, we had $597.0 million and $1,270.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of December 31, 2021, we had $7.4 million outstanding under our international lines of credit.
On June 1, 2021, we amended our Receivables Facility to increase its borrowing capacity from $1,200 million to $1,300 million, extend its maturity date from June 22, 2023 to June 21, 2024, decrease its LIBOR floor from 0.50% to 0.00% and decrease its interest rate spread from 1.20% to 1.15%. Borrowings under the amended accounts receivable securitization facility and revolving credit facility were used to redeem the $350 million aggregate principal amount of our 2024 Notes, as described below.
In an effort to lower our cost of borrowing, on January 14, 2021 and July 2, 2021, we redeemed the $500 million aggregate principal amount of our 2021 Notes and $350 million aggregate principal amount of our 2024 Notes, respectively. These redemptions were funded with available cash, as well as borrowings under our Receivables Facility and Revolving Credit Facility.
On June 12, 2020, we issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) and $1,325 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”). We used the net proceeds from the issuance of the Notes, together with borrowings under our Revolving Credit Facility and Receivables Facility and existing cash on hand, to finance the Merger and the other transactions contemplated by the Merger Agreement.
On April 30, 2020, in connection with the Merger, we simultaneously entered into tender offers and consent solicitations with respect to Anixter Inc.’s then outstanding $350.0 million aggregate principal amount of 5.50% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”), and $250.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the "Anixter Senior Notes"). Upon expiration and settlement of the tender offers and consent solicitations, $62.8 million in aggregate principal amount of the Anixter Senior Notes remain outstanding.
For additional disclosure regarding our debt instruments, including our outstanding indebtedness as of December 31, 2021, see Note 10, "Debt" of our Notes to Consolidated Financial Statements.
An analysis of cash flows for 2021 and 2020 follows:
Operating Activities
Net cash provided by operating activities for 2021 totaled $67.1 million, compared with $543.9 million of cash generated in 2020. Net cash provided by operating activities included net income of $466.4 million and adjustments to net income totaling $132.2 million, which were primarily comprised of depreciation and amortization of $198.6 million, deferred income taxes of $78.3 million, a gain on curtailment of defined benefit pension plans of $36.6 million, as described in Note 14, "Employee Benefit Plans" of our Notes to Consolidated Financial Statements, stock-based compensation expense of $30.8 million, amortization of debt discount and debt issuance costs of $19.2 million, and a net gain of $8.9 million resulting from the divestiture of Wesco's legacy utility and data communications businesses in Canada, as described in Note 6, "Acquisitions and Disposals" of our Notes to Consolidated Financial Statements. Other sources of cash in 2021 were generated from an increase in accounts payable of $449.6 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $190.3 million, and an increase in accrued payroll and benefit costs of $84.2 million due to higher incentive compensation accruals. Primary uses of cash in 2021 included an increase in trade accounts receivable of $531.8 million resulting from significant sales growth, an increase in inventories of $530.7 million to support increased customer demand, an increase in other receivables of $136.7 million associated with higher supplier volume rebate income accruals and an increase in other current and noncurrent assets of $56.3 million.
Net cash provided by operating activities for 2020 totaled $543.9 million, compared with $224.4 million of cash generated in 2019. Cash provided by operating activities included net income of $100.0 million and adjustments to net income totaling $113.7 million. Other sources of cash in 2020 were generated from a decrease in inventories of $203.8 million, an increase in other current and noncurrent liabilities of $78.2 million, an increase in accrued payroll and benefit costs of $75.6 million, and a decrease in trade accounts receivable of $47.9 million. Primary uses of cash in 2020 included a decrease in accounts payable of $54.1 million and an increase in other current and noncurrent assets of $21.2 million.
Investing Activities
Net cash provided by investing activities in 2021 was $2.5 million, compared to $3,735.1 million of net cash used in 2020. Included in 2021 was $56.0 million of net proceeds from the Canadian divestitures, as described in Note 6, "Acquisitions and Disposals" of our Notes to Consolidated Financial Statements. Capital expenditures were $54.7 million in 2021, compared to $56.7 million in 2020. Proceeds from the sale of assets were $5.2 million and $6.7 million in 2021 and 2020, respectively. Other investing activities in 2021 included $3.9 million of cash outflows.
Net cash used in investing activities in 2020 was $3,735.1 million, compared with $60.8 million in 2019. Included in 2020 was $3.7 billion to fund a portion of the merger with Anixter, as described in Note 6, "Acquisitions and Disposals" of our Notes to Consolidated Financial Statements. In 2019, we made payments of $27.6 million to acquire Sylvania Lighting Solutions ("SLS"). Capital expenditures were $56.7 million in 2020, compared to $44.1 million in 2019. Proceeds from the sale of assets were $6.7 million and $16.8 million in 2020 and 2019, respectively. Other investing activities in 2020 included $22.4 million of cash inflows.
Financing Activities
Net cash used in financing activities in 2021 was $310.8 million, compared with $3,480.7 million of net cash provided by financing activities for 2020. During 2021, financing activities primarily consisted of the redemption of the $500.0 million and $354.7 million aggregate principal amount of our 2021 Notes and 2024 Notes, respectively, borrowings and repayments of $2,353.4 million and $2,006.4 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $878.0 million and $558.0 million, respectively, related to our Receivables Facility. Financing activities for 2021 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $20.3 million, and $27.2 million of payments for taxes related to the exercise and vesting of stock-based award.
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

The following table summarizes our material cash requirements from known contractual and other obligations at December 31, 2021, including interest, and the expected effect on our liquidity and cash flow in future periods.

	2022	2023 to 2024	2025 to 2026	2027 - After	Total
(In millions)
Debt, excluding debt discount and debt issuance costs	$9.5	$1,337.7	$2,107.5	$1,325.9	$4,780.6
Interest on indebtedness(1)	231.4	450.0	250.4	144.1	1,075.9
Non-cancelable operating leases	152.9	220.5	113.7	136.1	623.2
Transition tax installments	4.4	19.7	36.6	—	60.7
Defined benefit pension plans(2)	10.8	—	—	—	10.8
Total	$409.0	$2,027.9	$2,508.2	$1,606.1	$6,551.2
(1)    Interest on variable rate debt was calculated using the rates and balances outstanding at December 31, 2021.
(2)    As disclosed in Note 14, "Employee Benefit Plans" of our Notes to Consolidated Financial Statements, the majority of our various defined benefit pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. We currently estimate that we will contribute $10.8 million to our foreign pension plans in 2022. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2022.
In addition to the cash requirements disclosed in the table above, we expect future uses of cash to include working capital requirements, capital expenditures, investments in our digital capabilities, costs to integrate the operations of Wesco and Anixter and achieve the anticipated synergies of the Merger, dividend payments to holders of our Series A Preferred Stock, benefit payments to participants in our deferred compensation plan, and other organic opportunities. Future uses of cash could also include acquisitions of businesses and the repurchase of common or preferred stock. We expect to spend approximately $45 million in 2022 on capital expenditures for information technology investments and to support our global network of branches, warehouses and sales offices.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under our revolving credit and accounts receivable securitization facilities, or new issuances of debt.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have significant agreements to purchase material or goods that would specify minimum order quantities.
Liabilities related to unrecognized tax benefits, including interest and penalties, of $118.2 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 12, "Income Taxes" in our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risks
Approximately 28% of our sales in 2021 were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), certain countries in the European Union (euro), the United Kingdom (British pound), Sweden (Swedish krona), Switzerland (Swiss franc), and Australia (dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Brazil (real), Chile (peso), Colombia (peso), Mexico (peso), and Turkey (lira). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S.

dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
We purchase foreign currency forward contracts to minimize the effect of fluctuating foreign currency-denominated accounts on our reported earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2021 and 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $188.6 million and $111.9 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $18.9 million and $11.2 million loss in 2021 and 2020, respectively. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2021, approximately 60% of our debt portfolio is comprised of fixed rate debt. As our Anixter 2023 Senior Notes, 2025 Notes, Anixter 2025 Senior Notes and 2028 Notes were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, "Fair Value of Financial Instruments" of our Notes to Consolidated Financial Statements.
Floating Rate Borrowings: Our variable rate borrowings are comprised of the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2021 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under our Revolving Credit Facility bear interest at the applicable LIBOR / CDOR (Canadian Dealer Offered Rate) or base rates plus applicable spreads, whereas borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, plus applicable spreads. A 100 basis point rise or decline in interest rates would result in an increase or decrease to interest expense of $18.9 million and $2.2 million, respectively, under our current capital structure.
In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced that it would no longer persuade, or compel, banks to submit to LIBOR as of the end of 2021. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate. The interest rate terms of our Receivables Facility and Revolving Credit Facility are LIBOR-based. We expect to transition to SOFR-based interest rate terms for these facilities in 2022, and we do not expect the use of SOFR in place of LIBOR for such facilities to have a material impact on our results from operations. We will continue to actively assess the related opportunities and risks involved in this transition.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or combination of goods and services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from the Company’s facility or directly from a supplier. For the year ended December 31, 2021, the Company’s net sales were $18,218 million.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, for certain components, evaluating revenue transactions on a sample basis by inspecting evidence of consideration received in exchange for transferring goods, and for other components, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, and subsequent cash receipts, where applicable, for confirmations not returned, and (iv) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2022

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2021	2020
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$212,583	$449,135
Trade accounts receivable, net of allowance for expected credit losses of $41,723 and $23,909 in 2021 and 2020, respectively	2,957,613	2,466,903
Other receivables	375,885	239,199
Inventories	2,666,219	2,163,831
Prepaid expenses and other current assets	137,811	187,910
Total current assets	6,350,111	5,506,978
Property, buildings and equipment, net	379,012	399,157
Operating lease assets	530,863	534,705
Intangible assets, net	1,944,141	2,065,495
Goodwill	3,208,333	3,187,169
Deferred income taxes	34,191	37,696
Other assets	171,048	93,941
Assets held for sale	—	55,073
Total assets	$12,617,699	$11,880,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,140,251	$1,707,329
Accrued payroll and benefit costs	314,962	198,535
Short-term debt and current portion of long-term debt, net of debt issuance costs of $1,039 in 2020	9,528	528,830
Other current liabilities	585,067	552,301
Total current liabilities	3,049,808	2,986,995
Long-term debt, net of debt discount and debt issuance costs of $70,572 and $87,142 in 2021 and 2020, respectively	4,701,542	4,369,953
Operating lease liabilities	414,248	414,889
Deferred income taxes	437,444	488,261
Other noncurrent liabilities	238,446	278,010
Liabilities held for sale	—	5,717
Total liabilities	$8,841,488	$8,543,825
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2021 and 2020, respectively	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,162,297 and 67,596,515 shares issued and 50,474,806 and 50,064,985 shares outstanding in 2021 and 2020, respectively	682	676
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2021 and 2020, respectively	43	43
Additional capital	1,969,332	1,942,810
Retained earnings	3,004,690	2,601,662
Treasury stock, at cost; 22,026,922 and 21,870,961 shares in 2021 and 2020, respectively	(956,188)	(938,335)
Accumulated other comprehensive loss	(236,035)	(263,134)
Total WESCO International, Inc. stockholders' equity	3,782,524	3,343,722
Noncontrolling interests	(6,313)	(7,333)
Total stockholders’ equity	3,776,211	3,336,389
Total liabilities and stockholders’ equity	$12,617,699	$11,880,214
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$18,217,512	$12,325,995	$8,358,917
Cost of goods sold (excluding depreciation and amortization)	14,425,444	9,998,329	6,777,456
Selling, general and administrative expenses	2,791,641	1,859,028	1,173,137
Depreciation and amortization	198,554	121,600	62,107
Income from operations	801,873	347,038	346,217
Interest expense, net	268,073	226,591	65,710
Other income, net (Note 14)	(48,112)	(2,395)	(1,554)
Income before income taxes	581,912	122,842	282,061
Provision for income taxes	115,510	22,803	59,863
Net income	466,402	100,039	222,198
Less: Net income (loss) attributable to noncontrolling interests	1,020	(521)	(1,228)
Net income attributable to WESCO International, Inc.	465,382	100,560	223,426
Less: Preferred stock dividends	57,408	30,139	—
Net income attributable to common stockholders	$407,974	$70,421	$223,426
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,584)	95,577	49,306
Post-retirement benefit plan adjustments, net of tax	42,683	9,061	(8,643)
Comprehensive income attributable to common stockholders	$435,073	$175,059	$264,089

Earnings per share attributable to common stockholders
Basic	$8.11	$1.53	$5.18
Diluted	$7.84	$1.51	$5.14
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

													Accumulated Other
			Class B		Series A				Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional		Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Amount	Shares	Capital		(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2018	$592	59,157,696	$43	4,339,431	$—	—	$993,666		$2,307,462	$(758,018)	(18,391,042)	$(5,584)	$(408,435)
Exercise of stock-based awards	1	198,985					(84)			(238)	(3,730)
Stock-based compensation expense							19,062
Repurchases of common stock							28,901			(178,901)	(3,455,584)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(48,663)					(2,198)		(459)
Noncontrolling interests												(1,228)
Net income attributable to Wesco									223,426
Translation adjustments													49,306
Benefit plan adjustments, net of tax effect of $2,943													(8,643)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347		$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	171,517					(40)			(1,178)	(20,605)
Stock-based compensation expense							19,279
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(33,248)					(2,377)		812
Capital stock issuance	82	8,150,228			—	21,612	886,601
Noncontrolling interests												(521)
Net income attributable to Wesco									100,560
Preferred stock dividends									(30,139)
Translation adjustments													95,577
Benefit plan adjustments, net of tax effect of $2,891													9,061
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810		$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	7	662,261					(43)			(17,853)	(155,961)
Stock-based compensation expense							30,821
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(96,479)					(4,256)	7	(4,946)
Noncontrolling interests												1,020
Net income attributable to Wesco									465,382
Preferred stock dividends									(57,408)
Translation adjustments													(15,584)
Benefit plan adjustments, net of tax effect of $13,043													42,683
Balance, December 31, 2021	$682	68,162,297	$43	4,339,431	$—	21,612	$1,969,332		$3,004,690	$(956,188)	(22,026,922)	$(6,313)	$(236,035)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating Activities:
Net income	$466,402	$100,039	$222,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,554	121,600	62,107
Stock-based compensation expense	30,821	19,279	19,062
Amortization of debt discount and debt issuance costs	19,197	10,578	3,578
Gain on curtailment of defined benefit pension plans	(36,580)	—	—
Gain on sale of assets and divestitures, net	(8,927)	(19,816)	—
Other operating activities, net	7,406	15,604	(14,753)
Deferred income taxes	(78,285)	(33,538)	13,205
Changes in assets and liabilities:
Trade accounts receivable, net	(531,828)	47,879	11,453
Other receivables	(136,659)	(23,520)	130
Inventories	(530,730)	203,827	(47,297)
Other current and noncurrent assets	(56,274)	2,321	(28,915)
Accounts payable	449,564	(54,127)	23,505
Accrued payroll and benefit costs	84,204	75,556	(39,081)
Other current and noncurrent liabilities	190,273	78,249	(825)
Net cash provided by operating activities	67,138	543,931	224,367
Investing Activities:
Capital expenditures	(54,746)	(56,671)	(44,067)
Acquisition payments, net of cash acquired	—	(3,707,575)	(27,597)
Proceeds from sale of assets and divestitures	56,010	19,066	—
Proceeds from sale of property, buildings and equipment	5,221	6,721	16,795
Other investing activities, net	(3,948)	3,310	(5,931)
Net cash provided by (used in) investing activities	2,537	(3,735,149)	(60,800)
Financing Activities:
Repayments of short-term debt, net	(20,313)	(11,258)	(29,780)
Repayment of 5.375% Senior Notes due 2021	(500,000)	—	—
Repayment of 5.375% Senior Notes due 2024	(354,704)	—	—
Proceeds from issuance of long-term debt	3,231,443	5,114,210	1,305,421
Repayments of long-term debt	(2,565,142)	(1,513,048)	(1,217,434)
Payments for taxes related to net-share settlement of equity awards	(27,158)	(2,901)	(3,049)
Repurchases of common stock	—	—	(150,000)
Debt issuance costs	(2,280)	(80,231)	(2,707)
Payment of dividends	(57,408)	(30,139)	—
Other financing activities, net	(15,217)	4,108	(12,217)
Net cash (used in) provided by financing activities	(310,779)	3,480,741	(109,766)
Effect of exchange rate changes on cash and cash equivalents	4,552	8,710	758
Net change in cash and cash equivalents	(236,552)	298,233	54,559
Cash and cash equivalents at the beginning of period	449,135	150,902	96,343
Cash and cash equivalents at the end of period	$212,583	$449,135	$150,902
Supplemental disclosures:
Cash paid for interest	$249,654	$169,620	$65,275
Cash paid for taxes	118,183	56,186	64,531
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
The Company has operating segments that are organized around three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). The Company's operating segments are described further in Note 17, "Business Segments".
2. ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Wesco International and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Out-of-Period Adjustment
In the fourth quarter of 2020, management determined that the Company’s inventories were overstated by $60.3 million because of a misstatement in inventory cost absorption accounting, which occurred over multiple periods and also impacted inventories acquired in business combinations during those periods. Accordingly, the Consolidated Balance Sheet at December 31, 2020 reflects a reduction to inventories of $60.3 million, an increase to goodwill of $33.9 million and a decrease to deferred income tax liabilities of $12.0 million. The resulting effect of the out-of-period adjustment on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2020 was a $18.9 million increase to cost of goods sold, which decreased net income for the year by $14.4 million. Management concluded that this misstatement was not material to the prior year or the financial statements of any previously filed annual or interim periods.
Change in Estimates
During the second quarter of 2021, the Company established a new corporate brand strategy that will result in migrating certain legacy sub-brands to a master brand architecture. The Company accounts for the trademarks associated with these sub-brands as intangible assets. As of December 31, 2020, $39.1 million of the trademarks impacted by the master brand strategy had indefinite lives and $9.5 million had remaining estimated useful lives ranging from 3 to 8 years. As disclosed further below, the Company continually evaluates whether events or circumstances have occurred that would require a change to the estimated useful lives of indefinite-lived and definite lived intangible assets. When such a change is warranted, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Accordingly, during the second quarter of 2021, the Company changed the estimated useful lives of the trademarks affected by the new corporate brand strategy to coincide with the expected period of time to migrate such sub-brands to the master brand architecture. The Company assigned remaining estimated useful lives to these trademarks, including those that previously had indefinite lives, ranging from less than one year to 5 years. The Company assessed these intangible assets for impairment prior to amortizing them over their revised estimated remaining useful lives. No impairment losses were identified as a result of these tests. For the year ended December 31, 2021, the Company recognized $32.0 million of amortization expense resulting from these changes in estimated useful lives.
Reclassifications
The Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, respectively, include certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities for those years.
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
Wesco generally does not have significant financing terms associated with its contractual arrangements; payments are normally received within 60 days. There are generally no significant costs associated with obtaining customer contracts. Wesco typically passes through warranties offered by manufacturers or suppliers to its customers. Sales taxes (and value added taxes in foreign jurisdictions) collected from customers and remitted to governmental authorities are excluded from net sales.
Supplier Volume Rebates
Wesco receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other receivables in the Consolidated Balance Sheets, and represent the estimated amounts due to Wesco based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $219.1 million at December 31, 2021 and $136.7 million at December 31, 2020. The supplier volume rebate income as a percentage of net sales was 1.4% in 2021, 1.1% in 2020 and 1.2% in 2019.
Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased.
Allowance for Expected Credit Losses
Wesco recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting period. Wesco estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $41.7 million at December 31, 2021 and $23.9 million at December 31, 2020. The total amount recorded as selling, general and administrative expense related to credit losses was $12.9 million, $10.1 million and $7.0 million for 2021, 2020 and 2019, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. Wesco reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in a prescribed number of months. Reserves for excess and obsolete inventories were $50.3 million and $28.7 million at December 31, 2021 and 2020, respectively. The total expense related to excess and obsolete inventories, which is included in cost of goods sold, was $37.1 million, $15.7 million and $10.0 million for 2021, 2020 and 2019, respectively.
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
Costs incurred during the application development stage of internally developed software are capitalized and are reported at the lower of unamortized cost or net realizable value. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized costs include external direct costs of materials and services consumed in developing internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, as well as interest costs. Internal-use computer software is amortized using the straight-line method over its estimated useful life, typically three to seven years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are recorded and reported as selling, general and administrative expenses.
Of Wesco’s $379.0 million net book value of property, buildings and equipment as of December 31, 2021, $133.6 million consists of land, buildings and leasehold improvements that are geographically dispersed among Wesco’s 800 branches, warehouses and sales offices, mitigating the risk of impairment. Wesco assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset (asset group), an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
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
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased automobiles and trucks. Wesco accounts for these non-lease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease, or terminate early. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For most of Wesco’s leases, the discount rate implicit in the lease is not readily determinable. Accordingly, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to discount lease payments to the present value.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. Wesco tests for goodwill impairment on a reporting unit level. The Company first assesses qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in in share price, to determine whether it is more likely than not that the fair value of Wesco's reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of the Company's reporting units may not exceed their respective carrying values, then Wesco performs a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair values of its reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company uses a discount rate that reflects market participants' cost of capital. Wesco evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Significant inputs used in the relief-from-royalty method include projected revenues, discount rates, royalty rates, and applicable income tax rates. At December 31, 2021 and 2020, goodwill and indefinite-lived trademarks totaled $4.0 billion.

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
Definite Lived Intangible Assets
Definite lived intangible assets are amortized over 1 to 20 years. Certain customer relationships are amortized using an accelerated method whereas all other definite lived intangible assets subject to amortization use a straight-line method. In either case, the amortization method reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Wesco continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of definite lived intangible assets require revision or that the remaining carrying value of such assets may not be recoverable.
Insurance Programs
Wesco uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where Wesco must pay all costs up to the deductible amount. Wesco estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $30.6 million and $27.9 million at December 31, 2021 and 2020, respectively.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Defined Benefit Pension Plan
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). Unrealized gains and losses related to the Company's defined benefit pension obligations are recognized as a component of other comprehensive income (loss) within stockholders' equity. Gains or losses resulting from plan amendments, curtailments, and settlements are recognized as a component of other non-operating income and expenses ("other, net") in the period of the remeasurement.
Fair Value of Financial Instruments
The Company measures the fair value of assets and liabilities on a recurring and nonrecurring basis according to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date; Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, and Level 3 inputs are unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to measurements involving significant unobservable inputs (Level 3).
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification ("ASC") Topic 740, Income Taxes, and simplifies other aspects of accounting for income taxes. The amendments in this ASU were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements and notes thereto presented herein.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact that the adoption of this accounting standard will have on its consolidated financial statements and notes thereto.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. Management does not expect the replacement of London Interbank Offered Rate (LIBOR) and the related adoption of the optional guidance under this accounting standard to have a material impact on the Company's consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Wesco’s financial position, results of operations or cash flows.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of EES, CSS, and UBS operate in the United States, Canada and various other international countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Electrical & Electronic Solutions	$7,621,263	$5,479,760	$4,860,541
Communications & Security Solutions	5,715,238	3,323,264	909,496
Utility & Broadband Solutions	4,881,011	3,522,971	2,588,880
Total by segment	$18,217,512	$12,325,995	$8,358,917

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$13,157,866	$9,110,453	$6,234,119
Canada	2,747,187	1,892,321	1,647,066
Other International(1)	2,312,459	1,323,221	477,732
Total by geography(2)	$18,217,512	$12,325,995	$8,358,917
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At December 31, 2021 and 2020, $35.5 million and $24.3 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of December 31, 2021 and 2020, the Company had contract assets of $33.4 million and $19.4 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the years ended December 31, 2021, 2020 and 2019 by approximately $433.4 million, $269.5 million and $106.6 million, respectively. As of December 31, 2021 and 2020, the Company's estimated product return obligation was $38.8 million and $38.9 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $248.3 million, $149.3 million and $71.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of Wesco's debt instruments with fixed interest rates was $2,880.7 million and $3,730.1 million as of December 31, 2021 and 2020, respectively. The estimated fair value of this debt was $3,118.0 million and $4,084.7 million as of December 31, 2021 and 2020, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of December 31, 2021 and 2020.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At December 31, 2021 and 2020, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expenses (income) in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2021 and 2020, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $188.6 million and $111.9 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the periods presented:

	EES	CSS	UBS	Total
(In thousands)
Balance as of January 1, 2020	$573,447	$235,711	$949,882	$1,759,040
Adjustments to goodwill for acquisitions (Note 6)(1) (2) (3)	264,538	868,936	250,553	1,384,027
Foreign currency exchange rate changes	15,471	10,853	17,778	44,102
Balance as of December 31, 2020	$853,456	$1,115,500	$1,218,213	$3,187,169
Adjustments to goodwill for acquisitions (Note 6)(4)	1,124	8,603	4,215	13,942
Foreign currency exchange rate changes and other	6,378	(2,391)	3,235	7,222
Balance as of December 31, 2021	$860,958	$1,121,712	$1,225,663	$3,208,333
(1)    Adjustments to goodwill include the final allocation of the purchase price paid to acquire SLS, as disclosed in Note 6, "Acquisitions and Disposals", which is reflected in the EES segment.
(2)    Adjustments to goodwill include an increase of $33.9 million resulting from the out-of-period adjustment related to inventory cost absorption accounting, as described in Note 2, "Accounting Policies", which affected the EES, CSS and UBS segments by $20.2 million, $2.0 million, and $11.7 million, respectively.
(3)    Adjustments to goodwill include $26.1 million that was classified as held for sale on the UBS segment as of December 31, 2020, as disclosed in Note 7, "Assets and Liabilities Held For Sale". Such amount was disposed in the first quarter of 2021 as part of the Canadian divestitures disclosed in Note 6, "Acquisitions and Disposals".
(4)    Includes the effect on goodwill of the adjustments to the assets acquired and liabilities assumed in the merger with Anixter since their initial measurement, as described in Note 6, "Acquisitions and Disposals".

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
Intangible Assets
The components of intangible assets are as follows:

		December 31, 2021			December 31, 2020
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Intangible assets:
Trademarks(2)	Indefinite	$795,065	$—	$795,065	$833,793	$—	$833,793
Customer relationships(3)	10 - 20	1,431,251	(308,180)	1,123,071	1,434,554	(227,585)	1,206,969
Distribution agreements(3)	15 - 19	29,212	(22,714)	6,498	29,212	(21,040)	8,172
Trademarks(2)(3)	1 - 12	38,758	(20,058)	18,700	24,898	(11,415)	13,483
Non-compete agreements	2	4,300	(3,493)	807	4,462	(1,384)	3,078
		$2,298,586	$(354,445)	$1,944,141	$2,326,919	$(261,424)	$2,065,495
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
(2)As disclosed in Note 2, "Accounting Policies", the Company assigned remaining estimated useful lives to certain trademarks, including those that previously had indefinite lives.
(3)The net carrying amount as of December 31, 2020 excluded $1.0 million of trademarks, $3.3 million of customer relationships and $1.4 million of distribution agreements that were classified as held for sale and disposed in the first quarter of 2021 as part of the Canadian divestitures disclosed in Note 7, "Assets and Liabilities Held For Sale".
Amortization expense related to intangible assets totaled $119.6 million, $66.5 million and $35.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, amortization expense includes $32.0 million resulting from the changes in estimated useful lives of certain legacy trademarks that are migrating to the Company's master brand architecture, as described in Note 2, "Accounting Policies".
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2022	$92,593
2023	83,287
2024	80,827
2025	77,710
2026	60,834
Thereafter	753,825
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2021 by assessing qualitative factors to determine whether it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. In performing this qualitative assessment, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price. As a result of this assessment, the Company determined that it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was unnecessary.
The annual impairment tests of goodwill and indefinite-lived intangible assets involve the assessment of factors, events and circumstances at a point in time that are subject to change. As a result, there can be no assurance that the fair values of the Company's reporting units and indefinite-lived intangible assets will exceed their carrying values in the future, and that goodwill and indefinite-lived intangible assets will be fully recoverable.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
6. ACQUISITIONS AND DISPOSALS
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
The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under its revolving credit and accounts receivable securitization facilities (as described further in Note 10, "Debt"), as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
At the effective time of the Merger, each outstanding share of common stock of Anixter (subject to limited exceptions) was converted into the right to receive (i) $72.82 in cash, (ii) 0.2397 shares of common stock of Wesco, par value $0.01 per share and (iii) 0.6356 depositary shares, each representing a 1/1,000th interest in a share of newly issued fixed-rate reset cumulative perpetual preferred stock of Wesco, Series A, with a $25,000 stated amount per whole preferred share and an initial dividend rate equal to 10.625%.
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
The Merger was accounted for as a business combination with Wesco acquiring Anixter in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of the identified trademark and customer relationship intangible assets were estimated using the relief-from-royalty and multi-period excess earnings methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded as goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values, as disclosed in Note 5, "Goodwill and Intangible Assets". The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
During the second quarter of 2021, the Company finalized its allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed in the acquisition of Anixter. As the Company obtained additional information during the measurement period, it recorded adjustments to its preliminary estimates of fair value, which were as of June 30, 2020. As presented in the table below, the net impact of these measurement period adjustments was an increase to goodwill of $16.4 million.
The following table sets forth the allocation of the purchase consideration to the respective fair value of assets acquired and liabilities assumed for the acquisition of Anixter:

	Preliminary Fair Value Estimates(1)	Measurement Period Adjustments	Final Purchase Price Allocation(1)
Assets	(In thousands)
Cash and cash equivalents	$103,463	$—	$103,463
Trade accounts receivable	1,309,894	(8,928)	1,300,966
Other receivables	116,386	—	116,386
Inventories	1,424,768	(14,906)	1,409,862
Prepaid expenses and other current assets	53,462	14,202	67,664
Property, buildings and equipment	215,513	(3,792)	211,721
Operating lease assets	262,238	18,047	280,285
Intangible assets	1,832,700	5,365	1,838,065
Goodwill	1,367,981	16,356	1,384,337
Other assets	114,258	25,589	139,847
Total assets	$6,800,663	$51,933	$6,852,596

Liabilities
Accounts payable	$920,163	$(1,239)	$918,924
Accrued payroll and benefit costs	69,480	—	69,480
Short-term debt and current portion of long-term debt	13,225	—	13,225
Other current liabilities	221,574	12,745	234,319
Long-term debt	77,822	(205)	77,617
Operating lease liabilities	200,286	17,017	217,303
Deferred income taxes	392,165	(15,111)	377,054
Other noncurrent liabilities	207,612	38,726	246,338
Total liabilities	$2,102,327	$51,933	$2,154,260

Fair value of net assets acquired, including goodwill and intangible assets	$4,698,336	$—	$4,698,336
(1)    The preliminary fair value estimates are as of June 30, 2020. As disclosed above, the Company finalized its purchase price allocation during the measurement period.

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
The results of operations of Anixter are included in the consolidated financial statements beginning on June 22, 2020, the acquisition date. For the years ended December 31, 2021 and 2020, the consolidated statements of income include $9.5 billion and $4.5 billion of net sales, respectively, and $580.6 million and $180.0 million of income from operations, respectively, for Anixter. For the years ended December 31, 2021 and 2020, the Company incurred costs related to the Merger of $158.5 million and $132.2 million, respectively, which primarily consist of advisory, legal, integration, separation and other costs. These costs are included in selling, general and administrative expenses for both periods.
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
Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company was required to divest certain legacy Wesco utility and data communications businesses in Canada, which had total net sales of approximately $110 million and $120 million for the years ended December 31, 2020 and 2019, respectively. In February 2021, the Company completed such divestitures for cash consideration totaling $56.0 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the year ended December 31, 2021. These dispositions fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
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
7. ASSETS AND LIABILITIES HELD FOR SALE
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company agreed to divest certain legacy Wesco businesses in Canada. Accordingly, the Company determined that the assets and liabilities of these legacy Wesco businesses in Canada met the held for sale criteria as of December 31, 2020. These businesses did not meet the criteria to be classified as discontinued operations. As disclosed in Note 6, "Acquisitions and Disposals", the Company completed these divestitures in February 2021.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
8. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2021	2020(1)
	(In thousands)
Buildings and leasehold improvements	$165,691	$169,873
Furniture, fixtures and equipment(2)	281,864	272,704
Software costs(2)	250,447	229,279
	698,002	671,856
Accumulated depreciation and amortization	(365,345)	(312,106)
	332,657	359,750
Land	25,600	26,409
Construction in progress	20,755	12,998
	$379,012	$399,157
(1)    The components of property, buildings and equipment as of December 31, 2020 exclude a total of $0.3 million that is classified as held for sale, as disclosed in Note 7, "Assets and Liabilities Held For Sale".
(2)    The furniture, fixtures and equipment, and software costs components of property, buildings and equipment as of December 31, 2020 reflect a $6.4 million reclassification between the previously reported amounts of those components to conform to the current period's presentation.
Depreciation expense was $61.6 million, $40.8 million and $15.9 million, and capitalized software amortization was $27.5 million, $14.3 million and $10.6 million, in 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, unamortized software costs were $103.4 million and $117.5 million, respectively. Furniture, fixtures and equipment include finance leases of $31.9 million and $25.7 million and related accumulated depreciation of $12.4 million and $7.9 million as of December 31, 2021 and 2020, respectively.
The Company capitalizes costs associated with implementing its various cloud computing arrangements. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, were $39.6 million and $8.8 million as of December 31, 2021 and 2020, respectively, and the related accumulated amortization was $2.0 million and $1.1 million, respectively.
9. LEASES
Wesco leases substantially all of its real estate, as well as automobiles, trucks, information technology hardware, and other equipment under lease arrangements classified as operating.
The Company's finance leases, which are recorded in the Consolidated Balance Sheets as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.
The following table sets forth supplemental balance sheet information related to operating leases for the periods presented:

	As of December 31,
(In thousands)	2021	2020(1)
Operating lease assets	$530,863	$534,705

Current operating lease liabilities(2)	129,881	128,322
Noncurrent operating lease liabilities	414,248	414,889
Total operating lease liabilities	$544,129	$543,211
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating lease cost	$169,892	$127,725	$73,613
Short-term lease cost	3,578	494	90
Variable lease cost	49,464	36,230	23,385
Total lease cost	$222,934	$164,449	$97,088
Variable lease cost consists of the non-lease components described in Note 2, "Accounting Policies", as well as taxes and insurance for Wesco's leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating cash flows from operating leases	$153,626	$117,106	$75,775
Right-of-use assets obtained in exchange for new operating lease liabilities	157,523	121,207	60,586
As of December 31, 2021 and 2020, the weighted-average remaining lease term for operating leases was 6.0 years and 6.1 years, respectively. The weighted-average discount rate used to measure operating leases was 4.2% and 4.6% as of December 31, 2021 and 2020, respectively.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the Consolidated Balance Sheet as of December 31, 2021:

(In thousands)
2022	$152,919
2023	126,012
2024	94,494
2025	64,875
2026	48,813
Thereafter	136,123
Total undiscounted operating lease payments	623,236
Less: imputed interest	(79,107)
Total operating lease liabilities	$544,129
Operating lease payments include $26.9 million related to options to extend lease terms that are reasonably certain of being exercised. As of December 31, 2021, the Company has additional leases related to facilities that have not yet commenced of $67.1 million. These operating leases, which are not recorded in the Consolidated Balance Sheet as of December 31, 2021, will commence in 2022 with lease terms of 1.5 to 10.5 years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10. DEBT
The following table sets forth Wesco’s outstanding indebtedness:

	As of December 31,
	2021	2020
	(In thousands)
International lines of credit	$7,354	$29,575
Accounts Receivable Securitization Facility	1,270,000	950,000
Revolving Credit Facility	596,959	250,000
5.375% Senior Notes due 2021	—	500,000
5.50% Anixter Senior Notes due 2023	58,636	58,636
5.375% Senior Notes due 2024	—	350,000
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $8,088 and $9,332 in 2021 and 2020, respectively	1,316,912	1,315,668
Finance lease obligations	18,563	17,931
Total debt	4,772,597	4,975,983
Plus: Fair value adjustments to the Anixter Senior Notes	957	1,650
Less: Unamortized debt issuance costs	(62,484)	(78,850)
Less: Short-term debt and current portion of long-term debt	(9,528)	(528,830)
Total long-term debt	$4,701,542	$4,369,953
International Lines of Credit
Certain foreign subsidiaries of Wesco have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.6 million and $31.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under its revolving credit facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 3.35% and 3.40% at December 31, 2021 and 2020, respectively.
Accounts Receivable Securitization Facility
On June 22, 2020, Wesco Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“Wesco Receivables”), Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on September 24, 2015 (the “Prior Receivables Purchase Agreement”).
The Receivables Purchase Agreement, among other things, increased the purchase limit under the Prior Receivables Purchase Agreement from $600 million to $1,025 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit up to an aggregate commitment of $1,400 million, subject to customary conditions, extended the maturity date to June 22, 2023 and added and amended certain defined terms. Borrowings under the Receivables Facility bear interest at the 30-day LIBOR rate, with a LIBOR floor, plus applicable spreads. The interest rate spread under the Receivables Purchase Agreement of 1.20% increased from 0.95% under the Prior Receivables Purchase Agreement. The Receivables Facility has a commitment fee of 0.45%.
On December 14, 2020, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “First Receivables Amendment”). The First Receivables Amendment amended the Receivables Purchase Agreement and permitted an increase to the purchase limit from $1,025 million to $1,200 million. The maturity date, interest rate spread, and commitment fee of the Receivables Facility remained unchanged.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On June 1, 2021, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a Third Amendment to the Fifth Amended and Restated Receivables Purchase Agreement (the “Third Receivables Amendment”). The Third Receivables Amendment, among other things, increased the purchase limit under the Receivables Purchase Agreement from $1,200 million to $1,300 million, increased the aggregate commitment under the accordion feature from $1,400 million to $1,500 million, extended the maturity date from June 22, 2023 to June 21, 2024, decreased the LIBOR floor from 0.50% to 0.00% and decreased the interest rate spread from 1.20% to 1.15%. The commitment fee of the Receivables Facility remained unchanged.
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
As of December 31, 2021 and 2020, accounts receivable eligible for securitization totaled $1,728.1 million and $1,476.1 million, respectively. The Consolidated Balance Sheets as of December 31, 2021 and 2020 include $1,270.0 million and $950.0 million, respectively, of accounts receivable balances legally sold to third parties, as well as borrowings for equal amounts. At December 31, 2021, the interest rate for this facility was approximately 1.23%.
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
On December 14, 2020, Wesco Distribution and certain other subsidiaries of Wesco entered into an amendment to the Revolving Credit Facility pursuant to the terms and conditions of a First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020 (the “Revolver Amendment”), among Wesco Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, Wesco, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Revolver Amendment increased the revolving commitments from $1,100 million to $1,200 million and amended certain other defined terms. No other material terms were changed.
The obligations of Wesco Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by Wesco and certain of Wesco Distribution’s subsidiaries (including certain subsidiaries of Anixter). The obligations of Wesco Canada and the other Canadian Borrowers under the Revolving Credit Facility (including certain subsidiaries of Anixter) have been guaranteed by certain subsidiaries of Wesco Canada and the other Canadian Borrowers. The Revolving Credit Facility is secured by (i) substantially all assets of Wesco Distribution, the other U.S. Borrowers and certain of Wesco Distribution’s subsidiaries (including certain subsidiaries of Anixter), other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility, and (ii) substantially all assets of Wesco Canada, the other Canadian Borrowers and certain of Wesco Canada’s subsidiaries, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The applicable interest rate for borrowings under the Revolving Credit Facility includes interest rate spreads based on available borrowing capacity that range between 1.25% and 1.50% for LIBOR-based borrowings and 0.25% and 0.50% for prime rate-based borrowings. At December 31, 2021, the interest rate for this facility was approximately 1.54%.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

During 2021, Wesco borrowed $2,353.4 million under the Revolving Credit Facility and made repayments in the aggregate amount of $2,006.4 million. During 2020, aggregate borrowings and repayments under the prior and new revolving credit facilities were $1,197.9 million and $948.0 million, respectively. Wesco had $564.8 million available under the Revolving Credit facility at December 31, 2021, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit, as compared to $801.5 million available under the Revolving Credit Facility at December 31, 2020, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit.
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
On January 14, 2021, Wesco Distribution redeemed the $500 million aggregate principal amount of the 2021 Notes at a redemption price equal to 100% of the principal amount plus accrued interest to, but not including, January 14, 2021. The redemption of the 2021 Notes was funded with available cash, as well as borrowings under the Company's Receivables Facility and Revolving Credit Facility. The Company recognized a loss of $1.0 million from the redemption of the 2021 Notes resulting from the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2021.
5.375% Senior Notes due 2024
In June 2016, Wesco Distribution issued $350 million aggregate principal amount of 5.375% Senior Notes due 2024 (the "2024 Notes") through a private offering exempt from the registration requirements of the Securities Act. The 2024 Notes were issued at 100% of par and were governed by an indenture (the “2024 Indenture”) entered into on June 15, 2016 among Wesco Distribution, as issuer, Wesco International, as parent guarantor, and U.S. Bank National Association, as trustee. The 2024 Notes were unsecured senior obligations of Wesco Distribution and were guaranteed on a senior unsecured basis by Wesco International. The 2024 Notes had a stated interest rate of 5.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2024 Notes had a maturity date of June 15, 2024. The Company used the net proceeds from the 2024 Notes to redeem its 6.0% Convertible Senior Debentures due 2029.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On July 2, 2021, Wesco Distribution redeemed the $350 million aggregate principal amount of the 2024 Notes at a redemption price equal to 101.344% of the principal amount plus accrued interest to, but not including, July 2, 2021. The redemption of the 2024 Notes was funded with borrowings under the Company's Receivables Facility and Revolving Credit Facility. The Company recognized a loss on debt extinguishment totaling $6.9 million, which included $4.7 million for the premium paid to redeem the 2024 Notes and $2.2 million for the write-off of unamortized debt issuance costs. The loss was recorded as a component of interest expense in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2021.
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
As of December 31, 2021, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding.
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
The Notes were issued pursuant to, and are governed by, an indenture (the “Notes Indenture”), dated as of June 12, 2020, between the Company, Wesco Distribution and U.S. Bank National Association, as trustee (the “Trustee”). The Notes and related guarantees were issued in a private transaction exempt from the Securities Act and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.
The Company used the net proceeds from the issuance of the Notes, together with borrowings under its Revolving Credit Facility and Receivables Facility and existing cash on hand, to finance the Merger and the other transactions contemplated by the Merger Agreement. The use of proceeds included (i) paying the cash portion of the Merger consideration to stockholders of Anixter, (ii) refinancing certain existing indebtedness of Anixter contemplated by the Merger Agreement, including financing the satisfaction and discharge, defeasance, redemption or other repayment in full of the 5.125% Senior Notes due 2021 of Anixter Inc., a wholly owned subsidiary of Anixter, and financing payments in connection with the Anixter Consent Solicitations and Wesco Tender Offers, as described above, (iii) refinancing other indebtedness of the Company, and (iv) paying fees, costs and expenses in connection with the foregoing.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Wesco Distribution may redeem all or a part of the 2025 Notes at any time prior to June 15, 2022 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to June 15, 2022, Wesco Distribution may redeem up to 35% of the 2025 Notes with the net cash proceeds from certain equity offerings. At any time between June 15, 2022 and June 14, 2023, Wesco Distribution may redeem all or a part of the 2025 Notes at a redemption price equal to 103.563% of the principal amount. Between June 15, 2023 and June 14, 2024, Wesco Distribution may redeem all or a part of the 2025 Notes at a redemption price equal to 101.781% of the principal amount. On and after June 15, 2024, Wesco Distribution may redeem all or a part of the 2025 Notes at a redemption price equal to 100% of the principal amount.
Wesco Distribution may redeem all or a part of the 2028 Notes at any time prior to June 15, 2023 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to June 15, 2023, Wesco Distribution may redeem up to 35% of the 2028 Notes with the net cash proceeds from certain equity offerings. At any time between June 15, 2023 and June 14, 2024, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 103.625% of the principal amount. Between June 15, 2024 and June 14, 2025, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 102.417% of the principal amount. Between June 15, 2025 and June 14, 2026, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 101.208% of the principal amount. On and after June 15, 2026, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 100% of the principal amount.
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
As of December 31, 2021, $1,500.0 million and $1,325.0 million aggregate principal amount of the 2025 Notes and 2028 Notes, respectively, were outstanding.
Debt Issuance Costs
Wesco capitalizes certain costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2021 and 2020, unamortized debt issuance costs of $62.5 million and $78.9 million were recorded in the Consolidated Balance Sheets, respectively.
Covenant Compliance
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
Wesco was in compliance with all financial covenants contained in its debt agreements as of December 31, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2021:

(In thousands)
2022	$9,528
2023	64,831
2024	1,272,914
2025	2,105,486
2026	2,010
Thereafter	1,325,916
Total payments on debt	$4,780,685
Debt discount	(8,088)
Total debt	$4,772,597

11. STOCKHODERS' EQUITY
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
In connection with the Merger, as described in Note 6, "Acquisitions and Disposals", the Company issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The terms of the Revolving Credit Facility, as well as the indentures governing the 2025 Notes and 2028 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. The share repurchases in 2019, as described in Note 13, "Earnings Per Share", were made within the limits of Wesco's various credit agreements. At December 31, 2021 and 2020, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
12. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
United States	$396,769	$26,031	$198,566
Foreign	185,143	96,811	83,495
Income before income taxes	$581,912	$122,842	$282,061

The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Current income taxes:
Federal	$107,919	$25,605	$31,695
State	30,206	11,322	8,616
Foreign	55,670	19,414	6,347
Total current income taxes	193,795	56,341	46,658
Deferred income taxes:
Federal	(62,302)	(17,913)	6,774
State	(12,327)	(7,264)	1,846
Foreign	(3,656)	(8,361)	4,585
Total deferred income taxes	(78,285)	(33,538)	13,205
Provision for income taxes	$115,510	$22,803	$59,863

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.0	1.4	3.1
Deemed repatriation of undistributed foreign earnings	—	—	(1.3)
Tax effect of intercompany financing	(3.2)	(13.4)	(5.5)
Unrecognized tax benefits	2.5	2.1	(0.4)
Nondeductible expenses	0.6	5.7	0.7
Change in valuation allowance	(2.8)	1.8	0.6
Other	(0.2)	—	3.0
Effective tax rate	19.9%	18.6%	21.2%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,851.6 million at December 31, 2021. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Future distributions of previously taxed earnings by the Company's foreign subsidiaries should, therefore, result in minimal U.S. taxation. Wesco has elected to pay the transition tax in installments over eight years. As of December 31, 2021, the Company's liability for the transition tax was $60.7 million, which is recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheet. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested. The distribution of earnings by Wesco's foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. The Company estimates that additional taxes of approximately $82.2 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2021, based upon the laws in effect on that date. The Company believes that it is able to maintain sufficient liquidity for its domestic operations and commitments without repatriating cash from Wesco's foreign subsidiaries.
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2021		2020
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$18,612	$—	$17,560	$—
Inventories	13,302	—	14,793	—
Depreciation of property, buildings and equipment	—	45,397	—	60,687
Operating leases	142,964	141,686	134,377	136,477
Amortization of intangible assets	—	549,536	—	540,520
Employee benefits	36,410	—	53,040	—
Stock-based compensation	12,281	—	14,061	—
Prepaid royalty payments	34,866	—	—	—
Disallowed business interest expense(1)	11,163	—	2,755	—
Tax loss carryforwards	39,876	—	36,923	—
Foreign tax credit carryforwards	51,632	—	55,637	—
Other(1)	26,666	8,137	24,888	6,286
Deferred income taxes before valuation allowance	387,772	744,756	354,034	743,970
Valuation allowance	(46,269)	—	(60,629)	—
Total deferred income taxes	$341,503	$744,756	$293,405	$743,970
(1)    The deferred income tax asset of $2.8 million related to disallowed business interest expense as of December 31, 2020 was previously reported as a component of Other. This amount has been reclassified to conform to the current period's presentation.
Wesco had deferred tax assets of $35.5 million and $34.5 million as of December 31, 2021 and 2020, respectively, related to foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2022 through 2041, while some may be carried forward indefinitely. The Company has determined that certain foreign net operating loss carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $22.1 million and $22.3 million against deferred tax assets related to certain foreign net operating loss carryforwards at December 31, 2021 and 2020, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $6.9 million and $8.2 million as of December 31, 2021 and 2020, respectively, related to other future deductible temporary differences. The Company has recorded a full valuation allowance against these amounts as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, Wesco had deferred tax assets of $4.4 million and $2.4 million, respectively, related to state net operating loss carryforwards. These carryforwards expire beginning in 2024 through 2040, while some may be carried forward indefinitely. The deferred tax assets related to disallowed business interest expense as of December 31, 2021 includes $4.7 million and $6.4 million for Federal and state income tax purposes, respectively. The carryforward period for disallowed business interest expense is indefinite.
As of December 31, 2021 and 2020, Wesco had deferred tax assets of $51.6 million and $55.6 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2027 through 2031. The Company has determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $17.3 million and $30.1 million against these deferred tax assets at December 31, 2021

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
and 2020, respectively. Wesco’s ability to realize its deferred tax assets related to foreign tax credit carryforwards may be impacted by U.S. tax legislation, our ability to generate sufficient foreign source taxable income, and tax planning strategies that the Company may implement. The impact of these items, if any, on Wesco's assessment of the realizability of these deferred tax assets will be recorded as a discrete item in the period in which the Company's assessment changes.
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2017 and forward
United States — Material States	2017 and forward
Canada	2012 and forward
UK	2016 and forward
Australia	2017 and forward

The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2021	2020	2019
	(In thousands)
Beginning balance January 1	$68,075	$54	$1,293
Additions for current year tax positions	39,841	14,009	—
Additions for prior year tax positions	8,422	—	—
Additions for acquired tax positions	—	68,048	—
Reductions for prior year tax positions	(3,853)	(43)	—
Settlements	(118)	—	(1,290)
Lapse in statute of limitations	(3,837)	(15,886)	—
Foreign currency exchange rate changes	(1,239)	1,893	51
Ending balance December 31	$107,291	$68,075	$54
The total amount of unrecognized tax benefits were $107.3 million and $68.1 million as of December 31, 2021 and 2020, respectively. The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 were $36.1 million, $29.1 million, and $0.1 million, respectively. Within the next twelve months, the amount of unrecognized tax benefits is expected to decrease by $14.3 million due to the expiration of statutes of limitation. Such change would result in a $3.2 million reduction in income tax expense.
The Company classifies interest related to unrecognized tax benefits as a component of interest expense, net in the Consolidated Statement of Income and Comprehensive Income. The Company recognized interest expense on unrecognized tax benefits of $0.9 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. In 2019, the Company recognized interest income on unrecognized tax benefits of $0.8 million. As of December 31, 2021 and 2020, Wesco had a liability of $6.4 million and $5.5 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 31, 2021, penalties recorded in income tax expense were $3.4 million. Penalties recorded in income tax expense for 2020 and 2019 were immaterial. As of December 31, 2021 and 2020, Wesco had a liability of $4.9 million and $1.5 million, respectively, for penalties related to unrecognized tax benefits.
On October 22, 2021, one of the Company's Mexican affiliates received a tax assessment from the Mexican tax authorities related to its 2012 income tax return in the amount of approximately $26.0 million. The Company believes the assessment is without merit and has appealed it. The Company expects any potential liability remaining after availing itself of available administrative and judicial appeals to be immaterial to its consolidated financial statements and, accordingly, has not recorded a reserve.

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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$465,382	$100,560	$223,426
Less: Preferred stock dividends	57,408	30,139	—
Net income attributable to common stockholders	$407,974	$70,421	$223,426
Weighted-average common shares outstanding used in computing basic earnings per share	50,300	46,174	43,104
Common shares issuable upon exercise of dilutive equity awards	1,730	451	383
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,030	46,625	43,487
Earnings per share attributable to common stockholders
Basic	$8.11	$1.53	$5.18
Diluted	$7.84	$1.51	$5.14
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have an antidilutive effect on earnings per share. For the year ended December 31, 2021, there were no antidilutive stock-based awards, and for the years ended December 31, 2020 and 2019, there were approximately 1.8 million and 1.7 million antidilutive awards, respectively.
In December 2017, the Company's Board of Directors (the "Board") authorized the repurchase of up to $300 million of the Company's common stock through December 31, 2020 (the "Repurchase Authorization"). In October 2018, the Board approved an increase to the Repurchase Authorization from $300 million to $400 million.
The Company entered into certain accelerated stock repurchase agreements with a financial institution to repurchase shares of its common stock pursuant to the Repurchase Authorization. In exchange for up-front cash payments totaling $275.0 million, the Company repurchased 5,459,030 shares of common stock under the Repurchase Authorization, of which 3,455,584 shares were received during the year ended December 31, 2019. The Company did not repurchase, nor did it receive, any of its common stock during the years ended December 31, 2021 and 2020.
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
14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
Wesco Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees (the "WESCO Distribution, Inc. Retirement Savings Plan"). The Company matches contributions made by employees at an amount equal to 50% of participants' total monthly contributions up to 6% of eligible compensation. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. The Company may also make, subject to the Board of Directors' approval, a discretionary contribution to the WESCO Distribution, Inc. Retirement Savings Plan if certain predetermined profit levels are attained. Discretionary employer contribution charges of $13.1 million were incurred for the year ended December 31, 2021. There were no discretionary contributions for the years ended December 31, 2020 and 2019.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Anixter Inc. sponsors a defined contribution plan covering all of its non-union U.S. employees (the "Anixter Inc. Employee Savings Plan"). The employer match for the Anixter Inc. Employee Savings Plan is equal to 50% of a participant's contribution up to 5% of the participant's compensation. Anixter Inc. will also make an annual contribution to the Anixter Inc. Employee Savings Plan on behalf of each active participant who is hired or rehired on or after July 1, 2015, or is not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution is equal to either 2% or 2.5% of the participant’s compensation, as determined by the participant’s years of service. This contribution is in lieu of being eligible for the Anixter Inc. Pension Plan. Certain of Anixter Inc.'s foreign subsidiaries also have defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements.
Effective January 1, 2022, the Anixter Inc. Employee Savings Plan will be merged with and into the WESCO Distribution, Inc. Retirement Savings Plan (the "U.S. Defined Contribution Plan Merger"). On December 31, 2021, participant account balances were transferred from the Anixter Inc. Employee Savings Plan to the WESCO Distribution, Inc. Retirement Savings Plan. In connection with the U.S. Defined Contribution Plan Merger, the WESCO Distribution, Inc. Retirement Savings plan will be amended to change the employer matching contribution at an amount equal to 100% of a participant’s eligible elective deferrals up to 3% of the participant’s eligible compensation and 50% of the next 4% of eligible compensation, and to eliminate the discretionary employer contributions.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering the current full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain requirements for continuous service, earnings and minimum hours of employment (the "Wesco Canadian Defined Contribution Plan"). The Company makes contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. For employees having completed between 20 and 25 or more years of service as of January 1, 2015, the Company's contribution ranges from 5% to 7% of the respective participants' eligible compensation.
Anixter Canada Inc. sponsors a defined contribution plan for certain Canadian employees (the “Anixter Canadian Defined Contribution Plan”), which provides for core employer contributions in amounts ranging from 3% to 4% of participants' eligible compensation based on years of continuous service, plus a matching contribution equal to 25% of a participant’s elective contributions up to 6% of eligible compensation (for a maximum total employer contribution equal to 5.5%).
Effective January 1, 2022, the Anixter Canadian Defined Contribution Plan will be merged with and into an amended Wesco Canadian Defined Contribution Plan. The amended Wesco Canadian Defined Contribution Plan will provide a core employer contribution of 3% of a participant’s eligible compensation, plus a matching contribution equal to 50% of a participant’s elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%). The amended Wesco Canadian Defined Contribution Plan will also require employees of EECOL Electric Corp. hired on or after January 1, 2022 to join this Canadian defined contribution plan, and will permit enrollment for those not participating in the defined benefit plan described below.
Wesco incurred charges of $54.7 million, $18.3 million, and $22.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the "Wesco Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of December 31, 2021, the Company's obligation under the Wesco Deferred Compensation Plan was $20.9 million, which was included in other noncurrent liabilities in the Consolidated Balance Sheet. As of December 31, 2020, the Company's obligation under the Wesco Deferred Compensation Plan was $27.4 million, of which $10.1 million was included in other current liabilities and $17.3 million was in other noncurrent liabilities in the Consolidated Balance Sheet.
Anixter Inc. sponsored a non-qualified deferred compensation plan (the "Anixter Deferred Compensation Plan") that permitted select employees to make pre-tax deferrals of salary and bonus. Interest was accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate was further adjusted if certain financial goals were achieved. In the fourth quarter of 2020, the Company terminated the Anixter Deferred Compensation Plan. Accordingly, a deferred compensation liability of $45.1 million was classified in other current liabilities in the Consolidated Balance Sheet at December 31, 2020. In the second quarter of 2021, the Company settled the liability for the Anixter Deferred Compensation Plan by making lump sum payments of $42.8 million directly to participants.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company held assets in a Rabbi Trust arrangement to provide for the liability associated with the Anixter Deferred Compensation Plan. The assets were invested in marketable securities. As of December 31, 2020, the assets held in this arrangement were $39.6 million and were recorded in other current assets in the Consolidated Balance Sheet. In the second quarter of 2021, the Company liquidated this investment arrangement for approximately $39.7 million and used its proceeds plus available cash to fund the settlement of the Anixter Deferred Compensation Plan described above.
Defined Benefit Plans
Wesco sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp., a wholly-owned subsidiary of the Company (the "EECOL Plan"). The EECOL Plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the EECOL Plan. Participants become 100% vested after two years of continuous service or, if earlier, at the participant's normal retirement age.
Wesco also sponsors a Supplemental Executive Retirement Plan for certain executives of EECOL Electric Corp. (the "EECOL SERP"), which provides additional pension benefits based on earnings and credited service. The EECOL SERP is an unfunded plan. Effective January 1, 2013, the EECOL SERP was closed to new participants and existing participants became 100% vested. EECOL SERP participants now contribute 4% of their earnings to the EECOL Plan.
Anixter Inc. sponsors various defined benefit pension plans in the U.S., which consist of the Anixter Inc. Pension Plan, the Anixter Inc. Executive Benefit Plan, and the Supplemental Executive Retirement Plan (the "Anixter SERP") (together, the "Domestic Plans") and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans").
The Anixter Inc. Pension Plan was closed to entrants first hired or rehired on or after July 1, 2015. The majority of the Anixter defined benefit pension plans are non-contributory, and with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the plan agreements.
The Domestic Plans are funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Service. The Foreign Plans are funded as required by applicable foreign laws.
In the fourth quarter of 2020, the Company terminated both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. Accordingly, pension liabilities totaling $18.1 million associated with the Anixter Inc. Executive Benefit Plan and the Anixter SERP were classified as current in the Consolidated Balance Sheet at December 31, 2020. During the year ended December 31, 2021, the Company settled its liabilities for the Anixter Inc. Executive Benefit Plan and Anixter SERP by making lump sum payments directly to participants totaling $17.9 million.
During the fourth quarter of 2021, the Company adopted certain plan amendments to freeze the benefits provided under the Anixter Inc. Pension Plan effective December 31, 2021, to close participation in the EECOL Plan effective December 31, 2021, and to freeze the benefit accruals under the Pension Plan for Employees of Anixter Canada Inc., the EECOL Plan and the EECOL SERP, effective December 31, 2023. These amendments required the Company to remeasure the projected benefit obligations associated with these plans, resulting in a gain from curtailment totaling $36.6 million, which is recorded as a component of other non-operating income in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plans		Foreign Plans		Total
(In thousands)	2021	2020	2021	2020	2021	2020
Change in Projected Benefit Obligation
Beginning balance	$332,484	$—	$486,855	$134,852	$819,339	$134,852
Impact of acquisition(1)	—	317,893	—	301,206	—	619,099
Service cost	3,033	1,763	12,140	9,029	15,173	10,792
Interest cost	8,219	4,787	9,801	7,162	18,020	11,949
Participant contributions	—	—	846	728	846	728
Actuarial (gain) loss, including assumption changes	(10,649)	12,911	(35,483)	14,044	(46,132)	26,955
Benefits paid from plan assets	(8,988)	(4,222)	(11,343)	(9,008)	(20,331)	(13,230)
Benefits paid from Company assets	(527)	(547)	(461)	(448)	(988)	(995)
Curtailment	(3,900)	(101)	(32,680)	—	(36,580)	(101)
Plan amendment	—	—	(104)	(37)	(104)	(37)
Settlement	(17,889)	—	(219)	(1,235)	(18,108)	(1,235)
Foreign currency exchange rate changes	—	—	(5,256)	30,562	(5,256)	30,562
Ending balance	$301,783	$332,484	$424,096	$486,855	$725,879	$819,339

Change in Plan Assets at Fair Value
Beginning balance	$355,287	$—	$365,718	$103,385	$721,005	$103,385
Impact of acquisition(1)	—	324,292	—	218,644	—	542,936
Actual return on plan assets	24,432	35,217	19,661	23,947	44,093	59,164
Participant contributions	—	—	846	728	846	728
Employer contributions	17,889	—	10,240	6,838	28,129	6,838
Benefits paid	(8,988)	(4,222)	(11,343)	(9,008)	(20,331)	(13,230)
Settlement	(17,889)	—	(218)	(1,235)	(18,107)	(1,235)
Foreign currency exchange rate changes	—	—	(3,123)	22,419	(3,123)	22,419
Ending balance	$370,731	$355,287	$381,781	$365,718	$752,512	$721,005

Funded Status	$68,948	$22,803	$(42,315)	$(121,137)	$26,633	$(98,334)

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$68,948	$40,921	$4,818	$179	$73,766	$41,100
Other current liabilities	—	(18,118)	(437)	(471)	(437)	(18,589)
Other noncurrent liabilities	—	—	(46,696)	(120,845)	(46,696)	(120,845)
Net amount recognized	$68,948	$22,803	$(42,315)	$(121,137)	$26,633	$(98,334)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	2.9%	2.6%	2.4%	2.0%	2.6%	2.2%
Rate of compensation increase	—%	3.8%	3.4%	3.2%	3.4%	3.4%
(1)    The Company assumed the Domestic Plans and certain foreign plans in connection with the acquisition of Anixter on June 22, 2020, as disclosed in Note 6, "Acquisitions and Disposals". For all defined benefit plans assumed as part of the merger with Anixter, the projected benefit obligation and fair value of plan assets were remeasured as of the acquisition date.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the measurement date. This rate was estimated at the end of 2021 and 2020 using a yield curve based on corporate bond data, which the Company concluded was consistent with observable market conditions and industry standards for developing spot rate curves.
At December 31, 2021 and 2020, the consolidated weighted-average discount rate of all plans was 2.6% and 2.2%, respectively, and these rates were used to measure the projected benefit obligation at the end of each respective year-end. The consolidated net funded status was $26.6 million at December 31, 2021, compared to a consolidated net unfunded status of $98.3 million at December 31, 2020.
At December 31, 2021 and 2020, the Company's projected benefit obligation was $301.8 million and $332.5 million, respectively, for the Domestic Plans and $424.1 million and $486.9 million, respectively, for the Foreign Plans. The Company had 9 plans at December 31, 2021 and 13 plans at December 31, 2020 for which the projected benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate projected benefit obligation was $214.5 million and $504.8 million, respectively, and the aggregate fair value of plan assets was $167.4 million and $365.4 million, respectively.
At December 31, 2021 and 2020, the Company' accumulated benefit obligation was $301.8 million and $328.2 million, respectively, for the Domestic Plans and $390.8 million and $417.6 million, respectively, for the Foreign Plans. The Company had 9 plans at December 31, 2021 and 13 plans at December 31, 2020 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate accumulated benefit obligation was $194.6 million and $435.6 million, respectively, and the aggregate fair value of plan assets was $167.4 million and $365.4 million, respectively.
The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Domestic Plans(1)			Foreign Plans(1)			Total
(In thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of Net Periodic Pension (Benefit) Cost
Service cost	$3,033	$1,763	$—	$12,140	$9,029	$4,602	$15,173	$10,792	$4,602
Interest cost	8,219	4,787	—	9,801	7,162	4,362	18,020	11,949	4,362
Expected return on plan assets	(17,097)	(8,395)	—	(17,834)	(11,659)	(5,695)	(34,931)	(20,054)	(5,695)
Recognized actuarial gain	—	—	—	90	—	(63)	90	—	(63)
Curtailment	(3,900)	—	—	(32,680)	—	—	(36,580)	—	—
Settlement	290	—	—	(59)	(144)	—	231	(144)	—
Net periodic pension (benefit) cost	$(9,455)	$(1,845)	$—	$(28,542)	$4,388	$3,206	$(37,997)	$2,543	$3,206
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the acquisition of Anixter on June 22, 2020. The Company began recognizing the associated net periodic pension (benefit) cost as of the acquisition date.
The service cost of $15.2 million, $10.8 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $53.2 million, $8.2 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, are presented as components of other non-operating income ("other income, net").
The following weighted-average actuarial assumptions were used to determine net periodic pension (benefit) cost:

	Domestic Plans(1)			Foreign Plans(1)			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.6%	2.9%	—%	2.0%	2.2%	4.0%	2.3%	2.5%	4.0%
Expected return on plan assets	5.3%	5.5%	—%	4.9%	5.2%	6.4%	5.1%	5.3%	6.4%
Rate of compensation increase	3.8%	3.8%	—%	3.2%	3.4%	3.8%	3.4%	3.5%	3.8%
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the acquisition of Anixter on June 22, 2020. The Company began using the related assumptions as of the acquisition date.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The weighted-average expected long-term rate of return on plan assets used in the determination of net periodic pension cost for 2021 was 5.1%.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of 6.0% in 2021. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive loss, a component of stockholders’ equity.
The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In thousands)	2021	2020
Changes to Balance:
Beginning balance, before tax effect	$(3,062)	$8,890
Prior service credit arising in current year	(100)	(37)
Net actuarial gain arising in current year	(93,064)	(12,154)
Recognized actuarial gain	(90)	—
Curtailment	36,580	(101)
Settlement	(231)	144
Foreign currency exchange rate changes	1,179	196
Ending balance, before tax effect	$(58,788)	$(3,062)

	As of December 31,
(In thousands)	2021	2020
Components of Balance:
Prior service credit	$(137)	$(37)
Net actuarial gain	(58,651)	(3,025)
Ending balance, before tax effect	(58,788)	(3,062)
Tax effect	13,605	562
Ending balance, after tax effect	$(45,183)	$(2,500)
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(In thousands)	Domestic Plans	Foreign Plans	Total
2022	$11,215	$9,430	$20,645
2023	11,743	9,654	21,397
2024	12,385	10,294	22,679
2025	12,890	11,065	23,955
2026	13,508	11,525	25,033
2027 to 2031	73,410	84,171	157,581
The Company expects to contribute approximately $10.8 million to its Foreign Plans in 2022. The Company does not expect to make a contribution to its domestic qualified pension plan in 2022 due to its overfunded status.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The asset mixes and the asset allocation guidelines for the Domestic Plans and Foreign Plans are summarized as follows:

	Domestic Plans
		Allocation Guidelines
	December 31, 2021	Min	Target	Max
Equities	10.8%	5%	10%	15%
Debt securities:
Domestic treasuries	36.1	—	34	—
Corporate bonds	25.7	—	40	—
Other	7.6	3	7	13
Total debt securities	69.4		81
Property/real estate	19.0	3	8	13
Other	0.8	—	1	—
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2021	Min	Target	Max
Equities	39.2%	25%	39%	48%
Debt securities:
Corporate bonds	4.5	—	—	37
Other	43.5	26	48	65
Total debt securities	48.0		48
Property/real estate	4.4	2	5	8
Insurance products	4.9	5	5	5
Other	3.5	3	3	13
	100.0%		100%

	Domestic Plans
		Allocation Guidelines
	December 31, 2020	Min	Target	Max
Equities	38.6%	30%	37%	45%
Debt securities:
Domestic treasuries	22.2	—	24	40
Corporate bonds	6.7	—	8	40
Other	15.6	9	14	19
Total debt securities	44.5		46
Property/real estate	14.8	9	16	23
Other	2.1	—	1	5
	100.0%		100%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Foreign Plans
		Allocation Guidelines
	December 31, 2020	Min	Target	Max
Equities	38.1%	25%	41%	48%
Debt securities:
Corporate bonds	5.9%	1	1	37
Other	40.6	26	44	65
Total debt securities	46.5		45
Property/real estate	4.8	2	6	8
Insurance products	5.4	5	5	5
Other	5.2	3	3	12
	100.0%		100%
The plans' pension committees meet regularly to assess investment performance relative to asset allocation guidelines. The Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.
For 2021, the investment policy guidelines of the Domestic Plans were as follows:
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables set forth the fair value of assets by asset category for the Domestic Plans and Foreign Plans:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$40,102	$40,102
Debt securities:
Domestic treasuries	—	—	—	133,672	133,672
Corporate bonds	—	—	—	95,198	95,198
Other	—	—	—	28,246	28,246
Property/real estate	—	—	—	70,648	70,648
Other	2,865	—	—	—	2,865
Total investments in Domestic Plans	$2,865	$—	$—	$367,866	$370,731

Foreign Plans
Equities	$—	$—	$—	$149,707	$149,707
Debt securities:
Corporate bonds	—	—	—	17,328	17,328
Other	—	—	—	165,863	165,863
Property/real estate	—	—	—	16,632	16,632
Insurance products	—	18,781	—	—	18,781
Other	1,248	—	—	12,222	13,470
Total investments in Foreign Plans	$1,248	$18,781	$—	$361,752	$381,781

Total
Equities	$—	$—	$—	$189,809	$189,809
Debt securities:
Domestic treasuries	—	—	—	133,672	133,672
Corporate bonds	—	—	—	112,526	112,526
Other	—	—	—	194,109	194,109
Property/real estate	—	—	—	87,280	87,280
Insurance products	—	18,781	—	—	18,781
Other	4,113	—	—	12,222	16,335
Total investments	$4,113	$18,781	$—	$729,618	$752,512
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$137,098	$137,098
Debt securities:
Domestic treasuries	—	—	—	78,808	78,808
Corporate bonds	—	—	—	23,824	23,824
Other	—	—	—	55,547	55,547
Property/real estate	—	—	—	52,708	52,708
Other	7,302	—	—	—	7,302
Total investments in Domestic Plans	$7,302	$—	$—	$347,985	$355,287

Foreign Plans
Equities	$—	$—	$—	$139,537	139,537
Debt securities:
Corporate bonds	—	—	—	21,677	21,677
Other	—	—	—	148,469	148,469
Property/real estate	—	—	—	17,365	17,365
Insurance products	—	19,611	—	—	19,611
Other	747	—	—	18,312	19,059
Total investments in Foreign Plans	$747	$19,611	$—	$345,360	$365,718

Total
Equities	$—	$—	$—	$276,635	$276,635
Debt securities:
Domestic treasuries	—	—	—	78,808	78,808
Corporate bonds	—	—	—	45,501	45,501
Other	—	—	—	204,016	204,016
Property/real estate	—	—	—	70,073	70,073
Insurance products	—	19,611	—	—	19,611
Other	8,049	—	—	18,312	26,361
Total investments	$8,049	$19,611	$—	$693,345	$721,005
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The assets of the Domestic Plans and Foreign Plans are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the net asset value (NAV) per share practical expedient are not classified in the fair value hierarchy. The majority of pension assets are comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value of shares held in the underlying funds.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other Benefits
As permitted by the Merger Agreement, Anixter granted restricted stock units prior to June 22, 2020 in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Merger, were converted into cash-only settled Wesco phantom stock units, which vest ratably over a 3-year period. As of December 31, 2021 and 2020, the estimated fair value of these awards was $22.7 million and $22.8 million, respectively.
As of December 31, 2021, the Company's liability for these awards was $17.3 million, of which $10.9 million was included in accrued payroll and benefit costs and $6.4 million was a component of other noncurrent liabilities in the Consolidated Balance Sheet. As of December 31, 2020, the Company's liability for these awards was $11.7 million, of which $6.5 million was included in accrued payroll and benefit costs and $5.2 million was a component of other noncurrent liabilities in the Consolidated Balance Sheet.
The Company recognized compensation expense associated with these awards of $13.6 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively, which is reported as a component of selling, general and administrative expenses.
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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan. As of December 31, 2021, 2,138,865 shares of common stock were reserved under the 2021 Plan for future equity award grants.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Performance-based awards granted in 2021, 2020 and 2019 are based on two equally-weighted performance measures: the three-year average growth rate of Wesco's net income attributable to common stockholders and the three-year cumulative return on net assets.
Wesco recognized $30.8 million, $19.3 million and $19.1 million of non-cash stock-based compensation expense, which is included in selling, general and administrative expenses, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $45.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $26.4 million is expected to be recognized in 2022, $17.0 million in 2023 and $1.7 million in 2024.
The aggregate intrinsic value of awards exercised during the years ended December 31, 2021, 2020, and 2019 was $69.7 million, $8.8 million, and $10.7 million, respectively. The gross deferred income tax benefit associated with the exercise of stock-based awards totaled $16.8 million, $2.0 million, and $2.5 million in 2021, 2020, and 2019, respectively.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2021				2020		2019
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	2,161,556	$60.48			2,337,049	$59.72	2,351,633	$59.26
Granted	139,592	77.05			262,091	48.32	213,618	54.63
Exercised	(916,906)	60.70			(391,339)	47.11	(113,099)	35.01
Canceled	(13,854)	54.42			(46,245)	65.93	(115,103)	65.27
End of year	1,370,388	62.09	6.1	$95,246	2,161,556	60.48	2,337,049	59.72
Exercisable at end of year	1,001,708	$62.79	5.3	$68,920	1,630,891	$62.72	1,723,370	$59.00
The following table sets forth the weighted-average assumptions used to estimate the fair value of stock-settled stock appreciation rights granted during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Stock-settled stock appreciation rights granted	139,592	262,091	213,618
Risk free interest rate	0.8%	1.4%	2.5%
Expected life (in years)	7	5	5
Expected volatility	41%	30%	29%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock prices over the expected life preceding the grant date.
The weighted-average fair value per stock-settled stock appreciation right granted was $33.19, $13.86 and $16.36 for the years ended December 31, 2021, 2020 and 2019, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of time-based restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2021		2020		2019
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	921,495	$43.15	363,729	$60.00	327,798	$57.87
Granted	314,480	77.81	656,717	37.44	192,106	54.13
Vested	(232,152)	44.10	(83,253)	69.17	(136,777)	46.52
Forfeited	(29,661)	63.86	(15,698)	56.79	(19,398)	59.62
Unvested at end of year	974,162	$53.48	921,495	$43.15	363,729	$60.00
The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2021		2020		2019
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	305,269	$52.61	195,305	$60.24	138,896	$59.33
Granted	122,812	76.76	158,756	49.56	126,874	54.64
Vested	(22,371)	62.80	(25,909)	78.04	(25,696)	42.44
Forfeited	(24,891)	61.26	(22,883)	69.39	(44,769)	52.11
Unvested at end of year	380,819	$59.23	305,269	$52.61	195,305	$60.24
Vesting of the 380,819 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including half that are dependent upon the three-year average growth rate of Wesco's net income attributable to common stockholders and the other half that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco's determination of whether it is probable that the performance targets will be achieved.
16. COMMITMENTS AND CONTINGENCIES
From time to time, a number of lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to Wesco. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on Wesco's financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on Wesco's results of operations for that period.
As of December 31, 2021, the Company had $50.1 million in outstanding letters of credit and guarantees.
17. BUSINESS SEGMENTS
The Company has operating segments that are organized around three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's chief operating decision maker evaluates the performance of its operating segments based primarily on net sales, income from operations, adjusted EBITDA, adjusted EBITDA margin percentage, and total assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following is a description of each of the Company's reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment, with over 6,400 employees supporting customers in over 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial and original equipment manufacturer ("OEM") markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the "Internet of Things" or "IoT"), security, lighting, wire and cable, safety, and maintenance, repair and operating ("MRO") products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.
Communications & Security Solutions
The CSS segment, with over 3,300 employees supporting customers in over 50 countries, is a global leader in the network infrastructure and security markets. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.
Utility & Broadband Solutions
The UBS segment, with over 2,400 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The UBS segment also includes Wesco's integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies.
Corporate
Corporate primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions. The Company also has various corporate assets which are reported in corporate. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets. Interest expense and other non-operating items are either not allocated to the segments or reviewed on a segment basis. Corporate expenses and assets not directly identifiable with a reportable segment are reported in the tables below to reconcile the reportable segments to the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth financial information by reportable segment for the periods presented:

(In thousands)	Year Ended December 31, 2021
	EES	CSS	UBS	Corporate	Total
Net sales	$7,621,263	$5,715,238	$4,881,011	$—	$18,217,512
Income from operations	542,059	395,343	412,740	(548,269)	801,873
Adjusted EBITDA	604,461	480,820	428,367	(337,965)	1,175,683
Adjusted EBITDA Margin %	7.9%	8.4%	8.8%		6.5%
Supplemental information:
Depreciation and amortization	$55,998	$82,870	$22,447	$37,239	$198,554
Capital expenditures	4,469	3,197	5,207	41,873	54,746

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$5,479,760	$3,323,264	$3,522,971	$—	$12,325,995
Income from operations	260,207	217,163	231,702	(362,034)	347,038
Adjusted EBITDA	308,327	280,656	265,593	(194,259)	660,317
Adjusted EBITDA Margin %	5.6%	8.4%	7.5%		5.4%
Supplemental information:
Depreciation and amortization	$35,811	$37,765	$22,380	$25,644	$121,600
Capital expenditures	7,081	1,495	12,834	35,261	56,671

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$4,860,541	$909,496	$2,588,880	$—	$8,358,917
Income from operations	261,788	43,835	184,931	(144,337)	346,217
Adjusted EBITDA	291,473	51,067	198,745	(110,769)	430,516
Adjusted EBITDA Margin %	6.0%	5.6%	7.7%		5.2%
Supplemental information:
Depreciation and amortization	$28,569	$7,155	$13,583	$12,800	$62,107
Capital expenditures	20,405	3,093	6,460	14,109	44,067

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,098,335	$4,601,132	$3,266,231	$652,001	$12,617,699

	As of
	December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$3,726,855	$4,275,611	$2,947,406	$930,342	$11,880,214

(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and right-of-use assets associated with operating leases.
The following table sets forth tangible long-lived assets, which include property, buildings and equipment, and operating lease assets, by geographic area:

	As of December 31,
	2021	2020
(In thousands)
United States	$698,942	$693,807
Canada	141,380	146,620
Other International(1)	69,553	93,435
Total	$909,875	$933,862
(1)    No individual other international country's tangible long-lived assets are material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543,633	$394,031	$412,698	$(942,388)	$407,974
Net income attributable to noncontrolling interests	298	—	—	722	1,020
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	115,510	115,510
Interest expense, net	—	—	—	268,073	268,073
Depreciation and amortization	55,998	82,870	22,447	37,239	198,554
Other (income) expense, net(1)	(1,872)	1,312	42	(47,594)	(48,112)
Stock-based compensation expense(2)	6,404	2,607	2,107	14,581	25,699
Merger-related and integration costs	—	—	—	158,484	158,484
Net gain on Canadian divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$604,461	$480,820	$428,367	$(337,965)	$1,175,683
Adjusted EBITDA margin %	7.9%	8.4%	8.8%		6.5%
(1) Corporate other non-operating income in the calculation of adjusted EBITDA for the year ended December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of the Company's pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.

(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2021 excludes $5.1 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
Other (income) expense, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(3)(4)	4,080	1,403	1,336	9,895	16,714
Merger-related and integration costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment(3)	12,634	2,325	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$308,327	$280,656	$265,593	$(194,259)	$660,317
Adjusted EBITDA margin %	5.6%	8.4%	7.5%		5.4%
(3) Stock-based compensation and the out-of-period adjustment by reportable segment for the year ended December 31, 2020, as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, have been reallocated to conform to the current period's presentation.

(4) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as such amount is included in merger-related and integration costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2019
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$264,570	$43,835	$184,931	$(269,910)	$223,426
Net loss attributable to noncontrolling interests	(1,228)	—	—	—	(1,228)
Provision for income taxes	—	—	—	59,863	59,863
Interest expense, net	—	—	—	65,710	65,710
Depreciation and amortization	28,569	7,155	13,583	12,800	62,107
Other income, net	(1,554)	—	—	—	(1,554)
Stock-based compensation expense	1,116	77	231	17,638	19,062
Merger-related costs	—	—	—	3,130	3,130
Adjusted EBITDA	$291,473	$51,067	$198,745	$(110,769)	$430,516
Adjusted EBITDA margin %	6.0%	5.6%	7.7%		5.2%
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, costs and fair value adjustments associated with the merger with Anixter, an out-of-period adjustment related to inventory cost absorption accounting, and net gains on the divestiture of Wesco's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2021.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,725,369	$31.29	2,138,865
Equity compensation plans not approved by security holders	—	—	—
Total	2,725,369	$31.29	2,138,865

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

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
Incorporated by reference to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.9	Form of Depositary Receipt	Incorporated by reference to Exhibit A to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.10
Rights Agreement, dated as of July 17, 2020, between WESCO International, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated July 17, 2020

4.11	Description of WESCO International, Inc.’s securities	Incorporated by reference to Exhibit 4.11 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2020

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2011

10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.5	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2014

10.6
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated September 24, 2015

10.7	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2015

10.8	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.9	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.10	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.11	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.12	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to Wesco's Current Report on Form 8-K, dated November 8, 2017

10.13	Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.15	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.16	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.17	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017	Incorporated by reference to Exhibit 10.26 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.18	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

10.19	Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.20	Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018	Incorporated by reference to Exhibit 10.30 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2018

10.21
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
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated September 30, 2019

10.22	Ninth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2019	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated September 30, 2019

10.23
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

10.24
Fifth Amended and Restated Receivables Purchase Agreement, dated as of June 22, 2020, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated June 24, 2020

10.25	Form of Restricted Stock Unit Award Agreement (Special Awards)	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.26	WESCO International, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

10.27	Agreement, dated June 22, 2020, memorializing terms of employment of David Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.28	Agreement, dated June 22, 2020, memorializing terms of employment of Nelson Squires by WESCO International, Inc.	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.29	Agreement, dated June 22, 2020, memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.30	Agreement, dated June 22, 2020, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.31
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020, among WESCO Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO, the lenders party thereto and Barclays Bank PLC, as administrative agent.
Incorporated by reference to Exhibit 10.40 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2020

10.32
First Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated December 14, 2020 (the “Receivables Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.41 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2020

10.33	WESCO International, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A, filed on April 12, 2021

10.34	Agreement, dated May 28, 2020, memorializing terms of employment of Theodore Dosch by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.35	Second Amendment to Fifth Amended and Restated Receivables Purchase Agreement	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.36	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for employees)	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.37	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for non-employee directors)	Incorporated by reference to Exhibit 10.3 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.38	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Stock Appreciation Right Award Agreement	Incorporated by reference to Exhibit 10.4 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.39
Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of June 1, 2021 (the “Receivables Amendment”), by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto, and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10.40	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated February 16, 2022

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.41	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated February 16, 2022

21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for expected credit losses	(In thousands)
Year Ended December 31, 2021	$23,909	$12,944	$13,669	$(8,800)	$41,722
Year Ended December 31, 2020	25,443	11,701	5,160	(18,395)	23,909
Year Ended December 31, 2019	24,468	7,006	52	(6,083)	25,443
(1)For the years ended December 31, 2021 and 2020, the amount charged to other accounts primarily relates to the acquisition of Anixter.
(2)Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for deferred tax assets	(In thousands)
Year Ended December 31, 2021	$60,629	$1,115	$1,791	$(17,266)	$46,269
Year Ended December 31, 2020	5,854	1,900	52,875	—	60,629
Year Ended December 31, 2019	4,072	1,745	37	—	5,854
(1)For the year ended December 31, 2020, the amount charged to other accounts includes $59.3 million that was recorded in connection with the acquisition of Anixter.
(2)For the year ended December 31, 2021, deductions primarily include a decrease in the valuation allowance recorded against deferred tax assets related to foreign tax credit carryforwards.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 25, 2022

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 25, 2022
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	February 25, 2022
David S. Schulz	(Principal Financial Officer)

/s/ MATTHEW S. KULASA	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2022
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ ANNE M. COONEY	Director	February 25, 2022
Anne M. Cooney

/s/ MATTHEW J. ESPE	Director	February 25, 2022
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 25, 2022
Bobby J. Griffin

/s/ JOHN K. MORGAN	Director	February 25, 2022
John K. Morgan

/s/ STEVEN A. RAYMUND	Director	February 25, 2022
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 25, 2022
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 25, 2022
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 25, 2022
Laura K. Thompson