Form 10-Q
period 2022-03-31
WESCO INTERNATIONAL INC
filed 2022-05-06
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, par value $.01 per share	WCC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock	WCC PR A	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2022, 50,715,675 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$201,474	$212,583
Trade accounts receivable, net of allowance for expected credit losses of $42,870 and $41,723 in 2022 and 2021, respectively	3,283,522	2,957,613
Other accounts receivable	358,181	375,885
Inventories	2,881,256	2,666,219
Prepaid expenses and other current assets	154,536	137,811
Total current assets	6,878,969	6,350,111
Property, buildings and equipment, net of accumulated depreciation of $382,507 and $365,345 in 2022 and 2021, respectively	376,593	379,012
Operating lease assets	564,738	530,863
Intangible assets, net	1,922,265	1,944,141
Goodwill	3,222,538	3,208,333
Other assets	219,930	205,239
Total assets	$13,185,033	$12,617,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,341,137	$2,140,251
Accrued payroll and benefit costs	184,307	314,962
Short-term debt and current portion of long-term debt	70,263	9,528
Other current liabilities	666,426	585,067
Total current liabilities	3,262,133	3,049,808
Long-term debt, net of debt discount and debt issuance costs of $67,715 and $70,572 in 2022 and 2021, respectively	4,836,658	4,701,542
Operating lease liabilities	445,867	414,248
Deferred income taxes	434,651	437,444
Other noncurrent liabilities	238,246	238,446
Total liabilities	$9,217,555	$8,841,488
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2022 and 2021	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,398,261 and 68,162,297 shares issued, and 50,709,912 and 50,474,806 shares outstanding in 2022 and 2021, respectively	684	682
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2022 and 2021, respectively	43	43
Additional capital	1,970,401	1,969,332
Retained earnings	3,163,445	3,004,690
Treasury stock, at cost; 22,027,780 and 22,026,922 shares in 2022 and 2021, respectively	(956,775)	(956,188)
Accumulated other comprehensive loss	(204,395)	(236,035)
Total WESCO International, Inc. stockholders' equity	3,973,403	3,782,524
Noncontrolling interests	(5,925)	(6,313)
Total stockholders’ equity	3,967,478	3,776,211
Total liabilities and stockholders’ equity	$13,185,033	$12,617,699
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2022	2021
Net sales	$4,932,181	$4,041,477
Cost of goods sold (excluding depreciation and amortization)	3,883,074	3,230,441
Selling, general and administrative expenses	718,098	636,576
Depreciation and amortization	46,980	41,209
Income from operations	284,029	133,251
Interest expense, net	63,620	70,373
Other expense (income), net	1,124	(2,807)
Income before income taxes	219,285	65,685
Provision for income taxes	37,654	6,531
Net income	181,631	59,154
Less: Net income (loss) attributable to noncontrolling interests	388	(24)
Net income attributable to WESCO International, Inc.	181,243	59,178
Less: Preferred stock dividends	14,352	14,352
Net income attributable to common stockholders	$166,891	$44,826
Other comprehensive income:
Foreign currency translation adjustments and other	31,640	16,841
Comprehensive income attributable to common stockholders	$198,531	$61,667

Earnings per share attributable to common stockholders
Basic	$3.30	$0.89
Diluted	$3.19	$0.87

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31
	2022	2021
Operating activities:
Net income	$181,631	$59,154
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	46,980	41,209
Stock-based compensation expense	8,911	5,954
Amortization of debt discount and debt issuance costs	4,608	5,119
Gain on divestitures, net	—	(8,927)
Other operating activities, net	1,482	820
Deferred income taxes	(4,471)	(13,074)
Changes in assets and liabilities:
Trade accounts receivable, net	(324,558)	(117,412)
Other accounts receivable	17,814	7,563
Inventories	(214,203)	(124,772)
Other current and noncurrent assets	(34,181)	17,140
Accounts payable	199,983	250,987
Accrued payroll and benefit costs	(135,910)	(43,824)
Other current and noncurrent liabilities	80,003	40,553
Net cash (used in) provided by operating activities	(171,911)	120,490
Investing activities:
Capital expenditures	(15,247)	(10,211)
Proceeds from divestitures	—	54,142
Other investing activities, net	111	611
Net cash (used in) provided by investing activities	(15,136)	44,542
Financing activities:
Proceeds (repayments) of short-term debt, net	1,499	(8,499)
Repayment of 5.375% Senior Notes due 2021	—	(500,000)
Proceeds from issuance of long-term debt	982,253	956,595
Repayments of long-term debt	(792,525)	(736,595)
Payments for taxes related to net-share settlement of equity awards	(16,793)	(4,342)
Payment of dividends	(14,352)	(14,352)
Other financing activities, net	7,051	(4,980)
Net cash provided by (used in) financing activities	167,133	(312,173)

Effect of exchange rate changes on cash and cash equivalents	8,805	1,893
Net change in cash and cash equivalents	(11,109)	(145,248)
Cash and cash equivalents at the beginning of period	212,583	449,135
Cash and cash equivalents at the end of period	$201,474	$303,887
Supplemental disclosures:
Cash paid for interest	$8,892	$10,733
Cash paid for income taxes	$27,840	$6,086
Right-of-use assets obtained in exchange for new operating lease liabilities	$79,113	$19,960
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2021	$682	68,162,297	$43	4,339,431	$—	21,612	$1,969,332	$3,004,690	$(956,188)	(22,026,922)	$(6,313)	$(236,035)
Exercise of stock-based awards	4	365,833					(10)		(587)	(858)
Stock-based compensation expense							8,911
Tax withholding related to vesting of restricted stock units and retirement of common stock	(2)	(129,869)					(7,832)	(8,136)
Noncontrolling interests											388
Net income attributable to WESCO International, Inc.								181,243
Preferred stock dividends								(14,352)
Translation adjustments and other												31,640
Balance, March 31, 2022	$684	68,398,261	$43	4,339,431	$—	21,612	$1,970,401	$3,163,445	$(956,775)	(22,027,780)	$(5,925)	$(204,395)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO International, Inc.								59,178
Preferred stock dividends								(14,352)
Translation adjustments and other												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)

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
The Company has operating segments that are comprised of three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS").
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Wesco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2022, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Cash Flows, and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
For the three months ended March 31, 2021, amortization of debt discount and debt issuance costs of $5.1 million has been reclassified from other operating activities, net in the unaudited Condensed Consolidated Statement of Cash Flows to conform to the current period presentation.
Recently Adopted and Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this ASU during the first quarter of 2022 in connection with amending Wesco's credit facilities, as disclosed in Note 7, "Debt". The replacement of London Interbank Offered Rate (LIBOR) and the related adoption of the optional guidance under this accounting standard did not have a material impact on the Company's consolidated financial statements and notes thereto.
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
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Electrical & Electronic Solutions	$2,089,959	$1,720,813
Communications & Security Solutions	1,434,175	1,250,615
Utility & Broadband Solutions	1,408,047	1,070,049
Total by segment	$4,932,181	$4,041,477

	Three Months Ended
	March 31
(In thousands)	2022	2021
United States	$3,654,312	$2,930,435
Canada	715,033	607,753
Other International(1)	562,836	503,289
Total by geography(2)	$4,932,181	$4,041,477
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At March 31, 2022 and December 31, 2021, $30.2 million and $35.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of March 31, 2022 and December 31, 2021, the Company had contract assets of $36.7 million and $33.4 million, respectively, resulting from arrangements where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2022 and 2021 by approximately $115.2 million and $105.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company's estimated product return obligation was $39.1 million and $38.8 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $67.6 million and $53.3 million for the three months ended March 31, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Three Months Ended
	March 31, 2022
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance, January 1	$860,958	$1,121,712	$1,225,663	$3,208,333
Foreign currency exchange rate changes	5,896	3,150	5,159	14,205
Ending balance, March 31	$866,854	$1,124,862	$1,230,822	$3,222,538
Intangible Assets
The components of intangible assets are as follows:

		As of
		March 31, 2022			December 31, 2021
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$795,549	$—	$795,549	$795,065	$—	$795,065
Customer relationships	10 - 20	1,437,174	(330,208)	1,106,966	1,431,251	(308,180)	1,123,071
Distribution agreements	15 - 19	29,212	(23,140)	6,072	29,212	(22,714)	6,498
Trademarks	1 - 12	38,827	(25,649)	13,178	38,758	(20,058)	18,700
Non-compete agreements	2	3,478	(2,978)	500	4,300	(3,493)	807
		$2,304,240	$(381,975)	$1,922,265	$2,298,586	$(354,445)	$1,944,141
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $25.7 million and $21.6 million for the three months ended March 31, 2022 and 2021, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2022	$66,736
2023	83,584
2024	81,113
2025	77,985
2026	72,492
Thereafter	744,806
5. STOCK-BASED COMPENSATION
Wesco’s stock-based employee compensation awards are comprised of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical employee behavior that is reviewed on an annual basis. No dividends are assumed. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards granted in February 2020 and prior vest based on a minimum time period of three years. The special award described below vests in tranches. Restricted stock units awarded in 2022 and 2021 vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction and performance-based awards would vest at the target level.
On July 2, 2020, a special award of restricted stock units was granted to certain officers of the Company. These awards vest in tranches of 30% on each of the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, subject, in each case, to continued employment through the applicable anniversary date.
Performance-based awards granted in 2022, 2021 and 2020 are based on two equally-weighted performance measures: the three-year average growth rate of Wesco's net income attributable to common stockholders and the three-year cumulative return on net assets.
During the three months ended March 31, 2022 and 2021, Wesco granted the following stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2022	March 31, 2021
Stock options granted	89,550	—
Weighted-average fair value	$57.26	$—

Stock-settled stock appreciation rights granted	—	136,194
Weighted-average fair value	$—	$33.05

Restricted stock units granted	224,946	300,722
Weighted-average fair value	$122.11	$76.89

Performance-based awards granted	83,991	119,792
Weighted-average fair value	$122.09	$76.50
The fair value of stock options and stock-settled stock appreciation rights, as disclosed in the table above, was estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended
	March 31, 2022	March 31, 2021
Risk free interest rate	1.9%	0.8%
Expected life (in years)	7	7
Expected volatility	43%	41%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock options for the three months ended March 31, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	—	$—
Granted	89,550	122.09
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	89,550	$122.09	9.9	$731,176
Exercisable at March 31, 2022	—	$—	0	$—
The following table sets forth a summary of stock-settled stock appreciation rights for the three months ended March 31, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	1,370,388	$62.09
Granted	—	—
Exercised	(37,411)	66.32
Forfeited	(1,386)	76.80
Outstanding at March 31, 2022	1,331,591	$61.95	6.0	$90,797
Exercisable at March 31, 2022	1,155,912	$61.73	5.6	$79,079
For the three months ended March 31, 2022, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $2.4 million.
The following table sets forth a summary of time-based restricted stock units for the three months ended March 31, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	974,162	$53.48
Granted	224,946	122.11
Vested	(232,276)	64.01
Forfeited	(1,092)	106.05
Unvested at March 31, 2022	965,740	$66.87

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards for the three months ended March 31, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	380,819	$59.23
Granted	83,991	122.09
Vested	(115,394)	54.64
Forfeited	(1,790)	76.80
Unvested at March 31, 2022	347,626	$73.16
Vesting of the 347,626 shares of performance-based awards in the table above is dependent upon the achievement of certain performance targets, including half that are dependent upon the three-year average growth rate of Wesco's net income attributable to common stockholders and the other half that are based upon the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco's determination of whether it is probable that the performance targets will be achieved.
Wesco recognized $8.9 million and $6.0 million of non-cash stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, which is included in selling, general and administrative expenses. As of March 31, 2022, there was $78.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $30.6 million is expected to be recognized over the remainder of 2022, $30.5 million in 2023, $15.3 million in 2024 and $1.8 million in 2025.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended
	March 31
(In thousands, except per share data)	2022	2021
Net income attributable to WESCO International, Inc.	$181,243	$59,178
Less: Preferred stock dividends	14,352	14,352
Net income attributable to common stockholders	$166,891	$44,826
Weighted-average common shares outstanding used in computing basic earnings per share	50,597	50,124
Common shares issuable upon exercise of dilutive equity awards	1,640	1,584
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,237	51,708
Earnings per share attributable to common stockholders
Basic	$3.30	$0.89
Diluted	$3.19	$0.87
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have an antidilutive effect on earnings per share. For the three months ended March 31, 2022 and 2021, there were approximately 0.1 million and 0.3 million antidilutive awards, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
International lines of credit	$8,551	$7,354
Accounts Receivable Securitization Facility	1,300,000	1,270,000
Revolving Credit Facility	757,962	596,959
5.50% Anixter Senior Notes due 2023	58,636	58,636
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $7,777 and $8,088 in 2022 and 2021, respectively	1,317,223	1,316,912
Finance lease obligations	19,528	18,563
Total debt	4,966,073	4,772,597
Plus: Fair value adjustment to the Anixter Senior Notes	786	957
Less: Unamortized debt issuance costs	(59,938)	(62,484)
Less: Short-term debt and current portion of long-term debt(1)	(70,263)	(9,528)
Total long-term debt	$4,836,658	$4,701,542
(1)    As of March 31, 2022, short-term debt and current portion of long-term debt includes the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which mature on March 1, 2023.
Accounts Receivable Securitization Facility
On March 1, 2022, WESCO Distribution, Inc. (“Wesco Distribution”) amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator. The Receivables Amendment amended the receivables purchase agreement entered into on June 22, 2020. The Receivables Amendment, among other things, (i) increased the purchase limit under the Receivables Facility from $1,300 million to $1,400 million, (ii) increased the aggregate commitment from $1,500 million to $1,750 million under an accordion feature that permits requests to increase the purchase limit, and (iii) extended the maturity date from June 1, 2024 to March 1, 2025. Additionally, the Receivables Amendment replaced the London Inter-Bank Offered Rate-based (“LIBOR”) interest rate option with Secured Overnight Financing Rate-based (“SOFR”) interest rate options, including term SOFR and daily simple SOFR, and decreased the interest rate spread from 1.15% to 1.10%. The commitment fee of the Receivables Facility remained unchanged.
Under the Receivables Facility, Wesco Distribution sells, on a continuous basis, an undivided interest in all domestic accounts receivable to Wesco Receivables, a wholly owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since Wesco Distribution maintains control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the balance sheet, and Wesco recognizes the related secured borrowing. Wesco Distribution has agreed to continue servicing the sold receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
Revolving Credit Facility
On March 1, 2022, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Revolver Amendment”), by and among Wesco Distribution, as the borrower representative, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, the lenders party thereto

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

and Barclays Bank PLC, as the administrative agent. The Revolver Amendment amended the revolving credit facility entered into on June 22, 2020. The Revolver Amendment, among other things, (i) increased the revolving commitments under the Revolving Credit Facility from $1,200 million to $1,350 million, (ii) increased the sub-facility for loans denominated in Canadian dollars from $500 million to $550 million, (iii) increased the capacity to request increases in the aggregate revolving commitments from $400 million to $650 million, (iv) modified certain negative covenants to provide for additional flexibility, and (v) extended the maturity date from June 22, 2025 to March 1, 2027. Additionally, the Revolver Amendment replaced the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings.
8. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
Wesco Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees (the "WESCO Distribution, Inc. Retirement Savings Plan"). Effective January 1, 2022, the defined contribution plan covering all of Anixter Inc.'s non-union U.S. employees (the "Anixter Inc. Employee Savings Plan") was merged with and into the WESCO Distribution, Inc. Retirement Savings Plan (the "U.S. Defined Contribution Plan Merger"). On December 31, 2021, participant account balances were transferred from the Anixter Inc. Employee Savings Plan to the WESCO Distribution, Inc. Retirement Savings Plan. In connection with the U.S. Defined Contribution Plan Merger, the WESCO Distribution, Inc. Retirement Savings Plan was amended to change the employer matching contribution at an amount equal to 100% of a participant's eligible elective deferrals up to 3% of the participant's eligible compensation and 50% of the next 4% of eligible compensation, and to eliminate discretionary employer contributions.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering the current full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain requirements for continuous service, earnings and minimum hours of employment (the "Wesco Canadian Defined Contribution Plan"). Effective January 1, 2022, the defined contribution plan for certain employees of Anixter Canada Inc. and Anixter Power Solutions Canada Inc. (the "Anixter Canadian Defined Contribution Plan") was merged with and into an amended Wesco Canadian Defined Contribution Plan. During the three months ended March 31, 2022, participant account balances were transferred from the Anixter Canadian Defined Contribution Plan to the amended Wesco Canadian Defined Contribution Plan. The amended Wesco Canadian Defined Contribution Plan provides a core employer contribution of 3% of a participant's eligible compensation, plus a matching contribution equal to 50% of a participant's elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%). The amended Wesco Canadian Defined Contribution Plan also requires employees of EECOL Electric Corp. hired on or after January 1, 2022 to join this Canadian defined contribution plan, and permits enrollment for those not participating in the defined benefit plan described below.
Wesco incurred charges of $18.1 million and $16.6 million for the three months ended March 31, 2022 and 2021, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the "Wesco Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of March 31, 2022 and December 31, 2021, the Company's obligation under the Wesco Deferred Compensation Plan was $20.9 million, which was included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Defined Benefit Plans
Wesco sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp., a wholly-owned subsidiary of the Company (the "EECOL Plan") and a Supplemental Executive Retirement Plan for certain executives of EECOL Electric Corp. (the "EECOL SERP").

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Anixter Inc. sponsors the Anixter Inc. Pension Plan, which was closed to entrants first hired or rehired on or after July 1, 2015, and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans"). The majority of the Anixter defined benefit pension plans are non-contributory, and with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the plan agreements. The Anixter Inc. Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Service. With the exception of the EECOL SERP, which is an unfunded plan, the Foreign Plans are funded as required by applicable foreign laws.
During the fourth quarter of 2021, the Company adopted certain plan amendments to: (i) freeze the benefits provided under the Anixter Inc. Pension Plan effective December 31, 2021, (ii) close participation in the EECOL Plan effective December 31, 2021, and (iii) freeze the benefit accruals under the Pension Plan for Employees of Anixter Canada Inc., the EECOL Plan and the EECOL SERP effective December 31, 2023.
The Company expects to contribute approximately $10.8 million to its Foreign Plans in 2022, of which approximately $3.2 million was contributed during the three months ended March 31, 2022. The Company does not expect to make a contribution to its domestic qualified pension plan in 2022 due to its overfunded status.
The following table sets forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	Domestic Plans		Foreign Plans		Total
Service cost	$—	$764	$2,155	$3,224	$2,155	$3,988
Interest cost	2,083	2,137	2,311	2,446	4,394	4,583
Expected return on plan assets	(3,497)	(4,501)	(4,277)	(4,256)	(7,774)	(8,757)
Recognized actuarial gain(1)	—	—	(185)	102	(185)	102
Net periodic pension (benefit) cost	$(1,414)	$(1,600)	$4	$1,516	$(1,410)	$(84)
(1)    For the three months ended March 31, 2022 and 2021, no material amounts were reclassified from accumulated other comprehensive income into net income.
The service cost of $2.2 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $3.6 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively, are presented as components of other non-operating income ("other expense (income), net").
Other Benefits
Prior to its acquisition by Wesco on June 22, 2020, Anixter granted restricted stock units in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Company's merger with Anixter, were converted into cash-only settled Wesco phantom stock units, which vest ratably over a 3-year period. As of March 31, 2022 and December 31, 2021, the estimated fair value of these awards was $11.3 million and $22.7 million, respectively.
As of March 31, 2022, the Company's liability for these awards was $7.9 million, of which $5.5 million was included in accrued payroll and benefit costs and $2.4 million was a component of other noncurrent liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company's liability for these awards was $17.3 million, of which $10.9 million was included in accrued payroll and benefit costs and $6.4 million was a component of other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company recognized compensation expense associated with these awards of $0.2 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively, which is reported as a component of selling, general and administrative expenses.

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
The carrying value of Wesco's debt instruments with fixed interest rates was $2,880.8 million and $2,880.7 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value of this debt was $3,034.0 million and $3,118.0 million as of March 31, 2022 and December 31, 2021, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2022 and December 31, 2021.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At March 31, 2022 and December 31, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At March 31, 2022 and December 31, 2021, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $175.9 million and $188.6 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. INCOME TAXES
The effective tax rate for the three months ended March 31, 2022 and 2021 was 17.2% and 9.9%, respectively. Wesco’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. For the three months ended March 31, 2022 and 2021, the effective tax rate reflects discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as deductible stock-based compensation of $5.8 million and $1.1 million, respectively. These discrete income tax benefits reduced the estimated annual effective tax rate by approximately 8.7 and 14.4 percentage points, respectively.
There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2021.
12. BUSINESS SEGMENTS
The Company has operating segments that are comprised of three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's chief operating decision maker evaluates the performance of its operating segments based primarily on net sales, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted EBITDA margin percentage.
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
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended March 31, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$2,089,959	$1,434,175	$1,408,047	$—	$4,932,181
Adjusted EBITDA	192,417	123,040	136,360	(87,695)	364,122
Adjusted EBITDA Margin %	9.2%	8.6%	9.7%		7.4%

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,720,813	$1,250,615	$1,070,049	$—	$4,041,477
Adjusted EBITDA	112,025	90,682	83,653	(69,812)	216,548
Adjusted EBITDA Margin %	6.5%	7.3%	7.8%		5.4%
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	March 31, 2022
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,336,938	$4,650,849	$3,513,628	$683,618	$13,185,033

	As of
	December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,098,335	$4,601,132	$3,266,231	$652,001	$12,617,699
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and right-of-use assets associated with operating leases.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$178,735	$103,687	$129,981	$(245,512)	$166,891
Net income attributable to noncontrolling interests	210	—	—	178	388
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	37,654	37,654
Interest expense, net	—	—	—	63,620	63,620
Depreciation and amortization	12,024	18,132	5,786	11,038	46,980
Other (income) expense, net	(174)	344	(33)	987	1,124
Stock-based compensation expense(1)	1,622	877	626	4,425	7,550
Merger-related and integration costs	—	—	—	25,563	25,563
Adjusted EBITDA	$192,417	$123,040	$136,360	$(87,695)	$364,122
Adjusted EBITDA margin %	9.2%	8.6%	9.7%		7.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2022 excludes $1.4 million as such amount is included in merger-related and integration costs.

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$100,629	$73,594	$87,013	$(216,410)	$44,826
Net loss attributable to noncontrolling interests	(75)	—	—	51	(24)
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	6,531	6,531
Interest expense, net	—	—	—	70,373	70,373
Depreciation and amortization	10,563	16,293	5,210	9,143	41,209
Other (income) expense, net	(443)	370	17	(2,751)	(2,807)
Stock-based compensation expense(2)	1,351	425	340	2,577	4,693
Merger-related and integration costs	—	—	—	46,322	46,322
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$112,025	$90,682	$83,653	$(69,812)	$216,548
Adjusted EBITDA margin %	6.5%	7.3%	7.8%		5.4%
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for 2021. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the "SEC").
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, adjusted EBITDA margin, financial leverage, adjusted income from operations, adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are useful to investors as they provide a better understanding of financial performance, and the use of debt and liquidity on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing investors to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
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
In 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. As a result, we have begun migrating certain legacy sub-brands to the master brand architecture, a process that will continue through the next twelve months. Due to the strength of its recognition with customers and suppliers, we will continue to use the Anixter brand name as part of the master brand strategy for the foreseeable future.
We have operating segments that are comprised of three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). These operating segments are equivalent to our reportable segments. The following is a description of each of our reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment, with over 6,400 employees supporting customers in over 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial, and original equipment manufacturer ("OEM") markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the "Internet of Things" or "IoT"), security, lighting, wire and cable, safety, and maintenance, repair and operating ("MRO") products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Overall Financial Performance
Our financial results for the first three months of 2022 compared to the first three months of 2021 reflect double-digit sales growth, margin expansion, and the realization of integration cost synergies, partially offset by higher selling, general and administrative ("SG&A") payroll and payroll-related expenses consisting of salaries and variable compensation, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives.
Net sales for the first three months of 2022 increased $0.9 billion, or 22.0%, over the corresponding prior year period. The increase reflects continued strong demand, price inflation, and expanded product and service offerings afforded by the combination of Wesco and Anixter, as well as secular growth trends in electrification, automation, communications and security. Cost of goods sold as a percentage of net sales was 78.7% and 79.9% for the first three months of 2022 and 2021, respectively. The decrease of 120 basis points reflects our focus on value-driven pricing and continued momentum of our profit margin improvement program, along with higher supplier volume rebate income. Cost of goods sold for the first quarter of 2021 included a write-down to the carrying value of certain personal protective equipment inventories that increased cost of goods sold as a percentage of net sales by 20 basis points.
Income from operations was $284.0 million for the first three months of 2022 compared to $133.3 million for the first three months of 2021, an increase of $150.8 million, or 113.2%. Income from operations as a percentage of net sales was 5.8% for the current three-month period, compared to 3.3% for the first three months of the prior year. Income from operations for the first three months of 2022 includes merger-related and integration costs of $25.6 million. Additionally, in connection with an integration initiative to review the Company's brand strategy, certain legacy trademarks are migrating to a master brand architecture, which resulted in $5.3 million of accelerated amortization expense for the three months ended March 31, 2022. Adjusted for these items, income from operations was $314.9 million, or 6.4% of net sales. For the first three months of 2021, income from operations adjusted for merger-related and integration costs of $46.3 million, and a net gain of $8.9 million resulting from the divestiture of Wesco's legacy utility and data communications businesses in Canada was $170.6 million, or 4.2% of net sales. For the three months ended March 31, 2022, income from operations compared to the prior year improved across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies. Income from operations for the first three months of 2022 was negatively impacted by higher SG&A payroll and payroll-related expenses consisting of salaries and variable compensation, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives.
Earnings per diluted share for the first three months of 2022 was $3.19, based on 52.2 million diluted shares, compared to $0.87 for the first three months of 2021, based on 51.7 million diluted shares. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first three months of 2022 was $3.63. Adjusted for merger-related and integration costs, net gain on Canadian divestitures, and the related income tax effects, earnings per diluted share for the first three months of 2021 was $1.43. Adjusted earnings per diluted share increased 153.8% year-over-year.
During the first three months of 2022, we continued to experience strong demand from many of our customers. We also continued to experience some delays in receiving products from our suppliers. We believe that these supply chain issues unfavorably impacted our net sales by approximately 1% to 2% in the first quarter of 2022. We are aggressively managing supply chain issues, which includes increasing inventory levels to service our customers. Our industry and the broader economy

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

are experiencing supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We anticipate that these supply chain challenges, as well as inflationary pressures, will continue for the remainder of 2022 and may extend into 2023. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts at this time.
There continues to be ongoing uncertainties associated with the COVID-19 pandemic, including with respect to the economic conditions and possible resurgence of COVID-19, including new variants of the virus. As the duration and severity of the COVID-19 pandemic cannot be predicted, there is significant uncertainty as to the ultimate impact that COVID-19 will have on our business and our results of operations and financial condition.
Cash Flow
Operating cash flow for the first three months of 2022 was an outflow of $171.9 million. Net cash used in operating activities included net income of $181.6 million and non-cash adjustments to net income totaling $57.5 million, which were primarily comprised of depreciation and amortization of $47.0 million, stock-based compensation expense of $8.9 million, amortization of debt discount and debt issuance costs of $4.6 million, and deferred income taxes of $4.5 million. Operating cash flow also included changes in assets and liabilities of $411.2 million, which were primarily comprised of an increase in trade accounts receivable of $324.6 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $214.2 million due to investments during the quarter to both address supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $135.9 million resulting primarily from the payment of management incentive compensation earned in 2021, partially offset by an increase in accounts payable of $200.0 million due to the aforementioned higher purchases of inventory.
Investing activities primarily included $15.2 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support the Company's global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of borrowings and repayments of $852.3 million and $692.2 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $130.0 million and $100.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first three months of 2022 also included $14.4 million of dividends paid to holders of our Series A Preferred Stock, net proceeds from our various international lines of credit of approximately $1.2 million, and $16.8 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
On March 1, 2022, we amended our accounts receivable securitization and revolving credit facilities to, among other things, increase their borrowing capacities, extend their maturity dates, and replace London Inter-Bank Offered Rate-based (“LIBOR”) interest rate options with Secured Overnight Financing Rate-based (“SOFR”) interest rate options.
See Note 7, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements for additional disclosure regarding the amendments to these facilities.
As of March 31, 2022, we had $554.2 million in total available borrowing capacity under our Revolving Credit Facility, and $100.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
First Quarter of 2022 versus First Quarter of 2021
The following table sets forth the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.7	79.9
Selling, general and administrative expenses	14.6	15.8
Depreciation and amortization	0.9	1.0
Income from operations	5.8	3.3
Interest expense, net	1.3	1.7
Other expense, net	0.1	—
Income before income taxes	4.4	1.6
Provision for income taxes	0.7	0.1
Net income attributable to WESCO International, Inc.	3.7	1.5
Preferred stock dividends	0.3	0.4
Net income attributable to common stockholders	3.4%	1.1%
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Three Months Ended		Growth/(Decline)
	March 31, 2022	March 31, 2021	Reported	Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In thousands)
EES	$2,089,959	$1,720,813	21.5%	(0.5)%	(0.4)%	1.6%	20.8%
CSS	1,434,175	1,250,615	14.7%	—%	(0.8)%	1.6%	13.9%
UBS	1,408,047	1,070,049	31.6%	(0.4)%	—%	1.6%	30.4%
Total net sales	$4,932,181	$4,041,477	22.0%	(0.3)%	(0.5)%	1.6%	21.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales.
Net sales were $4.9 billion for the first quarter of 2022 compared to $4.0 billion for the first quarter of 2021, an increase of 22.0% reflecting continued strong demand, price inflation, and expanded product and service offerings afforded by the combination of Wesco and Anixter, as well as secular growth trends in electrification, automation, communications and security. Organic sales for the first quarter of 2022 grew by 21.2% as the number of workdays positively impacted reported net sales by 1.6%, and foreign exchange rates and divestitures negatively impacted reported net sales by 0.5% and 0.3%, respectively. All segments reported increased sales versus the prior year period, as described below. For the three months ended March 31, 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales of $2.1 billion for the first quarter of 2022 compared to $1.7 billion for the first quarter of 2021, an increase of 21.5%. Organic sales for the first quarter of 2022 grew by 20.8% as the number of workdays positively impacted reported net sales by 1.6%, and foreign exchange rates and the Canadian divestitures described above negatively impacted reported net sales by 0.4% and 0.5%, respectively. The increase reflects double-digit sales growth in our construction, original equipment manufacturer, and industrial businesses, reflecting business expansion, price inflation, as well as the benefits of cross selling and secular growth trends in electrification and automation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported net sales of $1.4 billion for the first quarter of 2022 compared to $1.3 billion for the first quarter of 2021, an increase of 14.7%. Organic sales for the first quarter of 2022 grew by 13.9% as the number of workdays positively impacted reported net sales by 1.6% and foreign exchange rates negatively impacted reported net sales by 0.8%. The increase reflects double-digit growth in our network infrastructure business led by global hyper-scale data center customers and an increase in structured cabling driven by accelerating return-to-work activities, as well as growth in our security solutions business driven by IP-based surveillance and the adoption of cloud-based technologies.
UBS reported net sales of $1.4 billion for the first quarter of 2022 compared to $1.1 billion for the first quarter of 2021, an increase of 31.6%. Organic sales for the first quarter of 2022 grew by 30.4% as the number of workdays positively impacted reported net sales by 1.6% and the Canadian divestitures described above negatively impacted reported net sales by 0.4%. The increase reflects broad-based growth driven by investments in grid modernization, connectivity demand and rural broadband development, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for the first quarter of 2022 was $3.9 billion compared to $3.2 billion for the first quarter of 2021, an increase of $0.7 billion. Cost of goods sold as a percentage of net sales was 78.7% and 79.9% for the first quarter of 2022 and 2021, respectively. The decrease of 120 basis points reflects our focus on value-driven pricing and continued momentum of our profit margin improvement program, along with higher supplier volume rebate income. Cost of goods sold for the first quarter of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first quarter of 2022 totaled $718.1 million versus $636.6 million for the first quarter of 2021, an increase of $81.5 million, or 12.8%. As a percentage of net sales, SG&A expenses were 14.6% and 15.8%, respectively. SG&A expenses for the first quarter of 2022 include merger-related and integration costs of $25.6 million. Adjusted for these costs, SG&A expenses were $692.5 million, or 14.0% of net sales, for the first quarter of 2022. SG&A expenses for the first quarter of 2021 include $46.3 million of merger-related and integration costs, as well as a net gain on the Canadian divestitures of $8.9 million. Adjusted for these amounts, SG&A expenses were $599.2 million, or 14.8% of net sales, for the first quarter of 2021.
SG&A payroll and payroll-related expenses for the first quarter of 2022 of $460.9 million increased by $37.2 million compared to the same period in 2021 due to higher variable and stock-based compensation expense, as well as an increase in salaries and wages resulting from merit increases.
SG&A expenses not related to payroll and payroll-related costs for the first quarter of 2022 were $257.2 million compared to $212.9 million for the same period in 2021. The increase of $44.3 million primarily reflects higher shipping and handling costs due to sales volume growth, digital transformation initiatives contributing to higher information technology expenses, as well as the absence of the net gain recognized in the first quarter of 2021 on the Canadian divestitures.
Depreciation and Amortization
Depreciation and amortization increased $5.8 million to $47.0 million for the first quarter of 2022, compared to $41.2 million for the first quarter of 2021. The first quarter of 2022 includes $5.3 million resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above. As of March 31, 2022, we expect to recognize approximately $4.6 million of amortization expense for trademarks migrating to our master brand architecture over the reminder of 2022 and $5.3 million thereafter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended March 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$178,771	$104,031	$129,948	$(128,721)	$284,029

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$100,111	$73,964	$87,030	$(127,854)	$133,251
Income from operations was $284.0 million for the first quarter of 2022 compared to $133.3 million for the first quarter of 2021. The increase of $150.7 million, or 113.2%, reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies, partially offset by higher SG&A payroll and payroll-related expenses, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives. Income from operations for the first quarter of 2022 was not materially affected by higher pricing related to inflation given the offsetting effect of higher costs for certain products.
EES reported income from operations of $178.8 million for the first quarter of 2022 compared to $100.1 million for the first quarter of 2021. The increase of $78.7 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for the first quarter of 2022 was negatively impacted by accelerated trademark amortization expense of $2.2 million.
CSS reported income from operations of $104.0 million for the first quarter of 2022 compared to $74.0 million for the first quarter of 2021. The increase of $30.0 million primarily reflects the factors impacting the overall business, as described above, as well as the prior year personal protective equipment inventory value write-down described in our overall results above. Additionally, income from operations for the first quarter of 2022 was negatively impacted by accelerated trademark amortization expense of $2.6 million.
UBS reported income from operations of $129.9 million for the first quarter of 2022 compared to $87.0 million for the first quarter of 2021. The increase of $42.9 million primarily reflects the factors impacting the overall business, as described above, offset by the benefit in the corresponding prior year quarter from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $128.7 million for the first quarter of 2022, compared to $127.9 million for the first quarter of 2021. The increase of $0.8 million primarily reflects higher payroll and payroll-related costs, and information technology expenses, as described above, partially offset by a decrease in professional and consulting fees associated with integration activities.
Interest Expense, net
Net interest expense totaled $63.6 million for the first quarter of 2022 compared to $70.4 million for the first quarter of 2021. The decrease of $6.8 million reflects the repayment of fixed rate debt with variable debt that has lower borrowing rates.
Other Expense (Income), net
Other non-operating expense totaled $1.1 million for the first quarter of 2022 compared to other non-operating income of $2.8 million for the first quarter of 2021. As disclosed in Note 8, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $3.6 million and $4.1 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended March 31, 2022 and 2021, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded a foreign currency exchange loss of $3.6 million for the first quarter of 2022 compared to a loss of $1.0 million for the first quarter of 2021.
Income Taxes
The provision for income taxes was $37.7 million for the first quarter of 2022 compared to $6.5 million for the corresponding quarter of the prior year, resulting in an effective tax rate of 17.2% and 9.9%, respectively. The effective tax rate for the first quarter of 2022 and the corresponding quarter of the prior year reflect discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as deductible stock-based compensation of $5.8 million and $1.1 million, respectively. These discrete

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

income tax benefits reduced the estimated annual effective tax rate by approximately 8.7 and 14.4 percentage points, respectively.
Net Income and Earnings per Share
Net income for the first quarter of 2022 was $181.6 million compared to $59.2 million for the first quarter of 2021, an increase of $122.4 million, or over 200%.
Net income attributable to noncontrolling interests for the first quarter of 2022 was $0.4 million compared to a net loss of less than $0.1 million for the first quarter of 2021.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $14.4 million for the first quarter of 2022 and 2021.
Net income and earnings per diluted share attributable to common stockholders were $166.9 million and $3.19, respectively, for the first quarter of 2022, compared with $44.8 million and $0.87, respectively, for the first quarter of 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $189.8 million and $3.63, respectively, for the three months ended March 31, 2022. Adjusted for merger-related and integration costs, net gain on Canadian divestitures, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $74.1 million and $1.43, respectively, for the three months ended March 31, 2021.
The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted SG&A Expenses:	March 31, 2022	March 31, 2021
	(In thousands)
Selling, general and administrative expenses	$718,098	$636,576
Merger-related and integration costs	(25,563)	(46,322)
Net gain on divestitures	—	8,927
Adjusted selling, general and administrative expenses	$692,535	$599,181

	Three Months Ended
Adjusted Income from Operations:	March 31, 2022	March 31, 2021
	(In thousands)
Income from operations	$284,029	$133,251
Merger-related and integration costs	25,563	46,322
Accelerated trademark amortization	5,323	—
Net gain on divestitures	—	(8,927)
Adjusted income from operations	$314,915	$170,646

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Provision for Income Taxes:	March 31, 2022	March 31, 2021
	(In thousands)
Provision for income taxes	$37,654	$6,531
Income tax effect of adjustments to income from operations(1)	8,008	8,145
Adjusted provision for income taxes	$45,662	$14,676
(1)    The adjustments to income from operations have been tax effected at rates of approximately 26% and 22% for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2022	March 31, 2021
(In thousands, except per share data)
Adjusted income from operations	$314,915	$170,646
Interest expense, net	63,620	70,373
Other expense (income), net	1,124	(2,807)
Adjusted income before income taxes	250,171	103,080
Adjusted provision for income taxes	45,662	14,676
Adjusted net income	204,509	88,404
Net income (loss) attributable to noncontrolling interests	388	(24)
Adjusted net income attributable to WESCO International, Inc.	204,121	88,428
Preferred stock dividends	14,352	14,352
Adjusted net income attributable to common stockholders	$189,769	$74,076

Diluted shares	52,237	51,708
Adjusted earnings per diluted share	$3.63	$1.43
Note: For the three months ended March 31, 2022, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the three months ended March 31, 2021, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$178,735	$103,687	$129,981	$(245,512)	$166,891
Net income attributable to noncontrolling interests	210	—	—	178	388
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	37,654	37,654
Interest expense, net	—	—	—	63,620	63,620
Depreciation and amortization	12,024	18,132	5,786	11,038	46,980
EBITDA	$190,969	$121,819	$135,767	$(118,670)	$329,885
Other (income) expense, net	(174)	344	(33)	987	1,124
Stock-based compensation expense(1)	1,622	877	626	4,425	7,550
Merger-related and integration costs	—	—	—	25,563	25,563
Adjusted EBITDA	$192,417	$123,040	$136,360	$(87,695)	$364,122
Adjusted EBITDA margin %	9.2%	8.6%	9.7%		7.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2022 excludes $1.4 million as such amount is included in merger-related and integration costs.

	Three Months Ended March 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$100,629	$73,594	$87,013	$(216,410)	$44,826
Net loss attributable to noncontrolling interests	(75)	—	—	51	(24)
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	6,531	6,531
Interest expense, net	—	—	—	70,373	70,373
Depreciation and amortization	10,563	16,293	5,210	9,143	41,209
EBITDA	$111,117	$89,887	$92,223	$(115,960)	$177,267
Other (income) expense, net	(443)	370	17	(2,751)	(2,807)
Stock-based compensation expense(2)	1,351	425	340	2,577	4,693
Merger-related and integration costs	—	—	—	46,322	46,322
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$112,025	$90,682	$83,653	$(69,812)	$216,548
Adjusted EBITDA margin %	6.5%	7.3%	7.8%		5.4%
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs and net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of March 31, 2022, we had $554.2 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit, and $100.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $61.2 million, provided liquidity of $715.4 million. Cash included

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. As of March 31, 2022, approximately 58% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction, integration activities and potential acquisitions, and we expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of March 31, 2022.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.6 as of March 31, 2022 and 3.9 as of December 31, 2021. Since our merger with Anixter, we have reduced our financial leverage by 2.1.
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	March 31, 2022	December 31, 2021
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$530.0	$408.0
Net income attributable to noncontrolling interests	1.4	1.0
Preferred stock dividends	57.4	57.4
Provision for income taxes	146.6	115.5
Interest expense, net	261.3	268.1
Depreciation and amortization	204.3	198.5
EBITDA	1,201.0	1,048.5
Other income, net(1)	(44.2)	(48.1)
Stock-based compensation expense	28.6	25.7
Merger-related and integration costs	137.7	158.5
Net gain on divestitures	—	(8.9)
Adjusted EBITDA	$1,323.1	$1,175.7

	As of
	March 31, 2022	December 31, 2021
Short-term debt and current portion of long-term debt, net	$70.3	$9.5
Long-term debt, net	4,836.7	4,701.5
Debt discount and debt issuance costs(2)	67.7	70.6
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(0.8)	(0.9)
Total debt	4,973.9	4,780.7
Less: Cash and cash equivalents	201.5	212.6
Total debt, net of cash	$4,772.4	$4,568.1

Financial leverage ratio	3.6	3.9

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

(1)Other non-operating income for the twelve months ended March 31, 2022 and December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.
(2)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada.
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings, or the global intangible low-taxed income tax regime imposed by the Tax Cuts and Jobs Act of 2017. Future distributions of previously taxed earnings by our foreign subsidiaries should, therefore, result in minimal U.S. taxation. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,350 million and the purchase limit under the Receivables Facility is $1,400 million. As of March 31, 2022, we had $758.0 million and $1,300 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of March 31, 2022, we had $8.6 million outstanding under our international lines of credit.
On March 1, 2022, we amended our Receivables Facility to increase its borrowing capacity from $1,300 million to $1,400 million and extend its maturity date from June 21, 2024 to March 1, 2025. Additionally, the amendments to the Receivables Facility replaced the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR, and decreased the interest rate spread from 1.15% to 1.10%.
On March 1, 2022, we also amended our Revolving Credit Facility to, among other things, increase its borrowing capacity from $1,200 million to $1,350 million, extend its maturity date from June 22, 2025 to March 1, 2027, and replace its LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.
For additional disclosure regarding our debt instruments, including our outstanding indebtedness as of March 31, 2022, see Note 7, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first three months of 2022 and 2021 follows:
Operating Activities
Net cash used in operations for the first three months of 2022 totaled $171.9 million, compared to $120.5 million of cash provided by operating activities for the first three months of 2021. Operating activities for the first three months of 2022 included net income of $181.6 million and non-cash adjustments to net income totaling $57.6 million, which were primarily comprised of depreciation and amortization of $47.0 million, stock-based compensation expense of $8.9 million, amortization of debt discount and debt issuance costs of $4.6 million, and deferred income taxes of $4.5 million. Other sources of cash in the first three months of 2022 included an increase in accounts payable of $200.0 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $80.0 million primarily due to interest accrued on our 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028, as well as an increase in accrued income taxes payable, and a decrease in other accounts receivable of $17.8 million due primarily to the collection of supplier volume rebates earned in 2021 in excess of income accrued during the current period. Primary uses of cash in the first three months of 2022 included an increase in trade accounts receivable of $324.6 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $214.2 million due to investments during the quarter to both address supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $135.9 million resulting primarily from the payment of management incentive compensation earned in 2021, and an increase in other current and noncurrent assets of $34.2 million primarily due to an increase in capitalized costs associated with implementing cloud computing arrangements to support our digital transformation initiatives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the first three months of 2021 totaled $120.5 million, which included net income of $59.2 million and non-cash adjustments to net income totaling $31.1 million, which were primarily comprised of depreciation and amortization of $41.2 million, deferred income taxes of $13.1 million, net gain on Canadian divestitures of $8.9 million, stock-based compensation expense of $6.0 million, and amortization of debt discount and debt issuance costs of $6.0 million. Other sources of cash for the first three months of 2021 included an increase in accounts payable of $251.0 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $40.5 million, a decrease in other current and noncurrent assets of $17.1 million, and a decrease in other accounts receivable of $7.6 million. Primary uses of cash in the first three months of 2021 included an increase in inventories of $124.8 million to support increased customer demand, an increase in trade accounts receivable of $117.4 million resulting from higher sales in the latter part of the quarter, and a decrease in accrued payroll and benefit costs of $43.8 million resulting primarily from the payment of management incentive compensation earned in 2020.
Investing Activities
Net cash used in investing activities for the first three months of 2022 was $15.1 million, compared to $44.5 million of net cash provided by investing activities during the first three months of 2021. Included in the first three months of 2022 was capital expenditures of $15.2 million, compared to $10.2 million for the three month period ended March 31, 2021. Included in the first three months of 2021 was $54.1 million of net proceeds from the divestiture of Wesco's legacy utility and data communications businesses in Canada.
Financing Activities
Net cash provided by financing activities for the first three months of 2022 was $167.1 million, compared to $312.2 million of net cash used in financing activities for the first three months of 2021. During the first three months of 2022, financing activities were primarily comprised of borrowings and repayments of $852.3 million and $692.2 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $130.0 million and $100.0 million, respectively, related to our Receivables Facility. The first three months of 2022 also included $14.4 million of dividends paid to holders of our Series A Preferred Stock, net proceeds from our various international lines of credit of approximately $1.2 million, and $16.8 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first three months of 2021, financing activities consisted of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021, borrowings and repayments of $713.6 million and $488.6 million, respectively, related to our Revolving Credit Facility, as well as borrowings and repayments of $243.0 million and $248.0 million, respectively, related to our Receivables Facility. Financing activities for the first three months of 2021 also included net repayments related to our various international lines of credit of approximately $8.5 million, and $14.4 million of dividends paid to holders of our Series A Preferred Stock.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wesco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Recent Accounting Standards
See Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements for a description of recently adopted and recently issued accounting standards.
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
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, or the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks, such as the ongoing COVID-19 pandemic, supply chain disruptions, and the impact of Russia's recent invasion of Ukraine, including the impact of sanctions or other actions taken by the U.S. or other countries, the increased risk of cyber incidents and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, which may have a material adverse effect on the combined company's business, results of operations and financial condition, and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond each company's control. Additional factors that could cause results to differ materially from those described above can be found in Wesco's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Wesco's other reports filed with the SEC.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 10, "Commitments and Contingencies" to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Item 1A. Risk Factors.
Various of the risk factors previously disclosed in Item 1A. to Part I of Wesco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 address matters such as political instability, armed conflict, trade sanctions, cybersecurity, economic and financial market instability, supply chain challenges, commodity pricing and inflationary pressures. Russia’s invasion of Ukraine in the first quarter of 2022 and the resulting international response have heightened such risks. While Wesco’s business and operations have not been materially adversely affected thus far, the situation remains unstable and uncertain, and we are unable to predict the possible effects on us should the conflict escalate or be prolonged.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2022	3,600	$129.49	—	$—
February 1 – February 28, 2022	129,944	$123.02	—	$—
March 1 – March 31, 2022	2,636	$129.04	—	$—
Total	136,180	$123.31	—
(1)    These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights, and vesting of restricted stock units and performance-based awards.

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts
(1) Agreement, dated May 28, 2020, memorializing terms of employment of William Geary by WESCO International, Inc.
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

WESCO International, Inc.
(Registrant)

May 6, 2022	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2022	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)