Form 10-Q
period 2022-06-30
WESCO INTERNATIONAL INC
filed 2022-08-05
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2022, 50,802,443 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$236,792	$212,583
Trade accounts receivable, net of allowance for expected credit losses of $46,591 and $41,723 in 2022 and 2021, respectively	3,635,840	2,957,613
Other accounts receivable	390,954	375,885
Inventories	3,165,828	2,666,219
Prepaid expenses and other current assets	177,061	137,811
Total current assets	7,606,475	6,350,111
Property, buildings and equipment, net of accumulated depreciation of $395,776 and $365,345 in 2022 and 2021, respectively	370,452	379,012
Operating lease assets	570,062	530,863
Intangible assets, net	1,888,911	1,944,141
Goodwill	3,190,677	3,208,333
Other assets	236,689	205,239
Total assets	$13,863,266	$12,617,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,652,306	$2,140,251
Accrued payroll and benefit costs	210,090	314,962
Short-term debt and current portion of long-term debt	70,628	9,528
Other current liabilities	659,810	585,067
Total current liabilities	3,592,834	3,049,808
Long-term debt, net of debt discount and debt issuance costs of $64,059 and $70,572 in 2022 and 2021, respectively	5,039,857	4,701,542
Operating lease liabilities	449,684	414,248
Deferred income taxes	439,475	437,444
Other noncurrent liabilities	230,109	238,446
Total liabilities	$9,751,959	$8,841,488
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2022 and 2021	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,409,001 and 68,162,297 shares issued, and 50,718,351 and 50,474,806 shares outstanding in 2022 and 2021, respectively	694	682
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2022 and 2021, respectively	43	43
Additional capital	1,985,967	1,969,332
Retained earnings	3,370,936	3,004,690
Treasury stock, at cost; 22,030,081 and 22,026,922 shares in 2022 and 2021, respectively	(957,083)	(956,188)
Accumulated other comprehensive loss	(283,768)	(236,035)
Total WESCO International, Inc. stockholders' equity	4,116,789	3,782,524
Noncontrolling interests	(5,482)	(6,313)
Total stockholders’ equity	4,111,307	3,776,211
Total liabilities and stockholders’ equity	$13,863,266	$12,617,699
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net sales	$5,483,525	$4,595,790	$10,415,706	$8,637,267
Cost of goods sold (excluding depreciation and amortization)	4,294,086	3,630,633	8,177,160	6,861,074
Selling, general and administrative expenses	772,864	699,581	1,490,962	1,336,157
Depreciation and amortization	45,866	46,704	92,846	87,913
Income from operations	370,709	218,872	654,738	352,123
Interest expense, net	68,478	67,590	132,098	137,963
Other expense (income), net	1,195	(802)	2,319	(3,609)
Income before income taxes	301,036	152,084	520,321	217,769
Provision for income taxes	79,887	32,800	117,541	39,331
Net income	221,149	119,284	402,780	178,438
Less: Net income attributable to noncontrolling interests	443	89	831	65
Net income attributable to WESCO International, Inc.	220,706	119,195	401,949	178,373
Less: Preferred stock dividends	14,352	14,352	28,704	28,704
Net income attributable to common stockholders	$206,354	$104,843	$373,245	$149,669
Other comprehensive income:
Foreign currency translation adjustments and other	(79,373)	21,219	(47,733)	38,060
Comprehensive income attributable to common stockholders	$126,981	$126,062	$325,512	$187,729

Earnings per share attributable to common stockholders
Basic	$4.07	$2.09	$7.37	$2.98
Diluted	$3.95	$2.02	$7.15	$2.89

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30
	2022	2021
Operating activities:
Net income	$402,780	$178,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	92,846	87,913
Stock-based compensation expense	24,734	13,179
Amortization of debt discount and debt issuance costs	8,102	9,197
Gain on divestitures, net	—	(8,927)
Other operating activities, net	2,726	3,365
Deferred income taxes	1,264	(2,959)
Changes in assets and liabilities:
Trade accounts receivable, net	(716,767)	(372,287)
Other accounts receivable	(15,338)	(25,394)
Inventories	(530,763)	(268,272)
Other current and noncurrent assets	(80,665)	(14,291)
Accounts payable	534,283	474,918
Accrued payroll and benefit costs	(115,846)	1,911
Other current and noncurrent liabilities	88,113	26,004
Net cash (used in) provided by operating activities	(304,531)	102,795
Investing activities:
Capital expenditures	(31,641)	(20,191)
Proceeds from divestitures	—	54,346
Other investing activities, net	679	(1,801)
Net cash (used in) provided by investing activities	(30,962)	32,354
Financing activities:
Proceeds (repayments) of short-term debt, net	2,218	(10,763)
Repayment of 5.375% Senior Notes due 2021	—	(500,000)
Proceeds from issuance of long-term debt	1,746,289	1,557,827
Repayments of long-term debt	(1,353,950)	(1,282,842)
Payments for taxes related to net-share settlement of equity awards	(17,212)	(12,433)
Payment of dividends	(28,704)	(28,704)
Debt issuance costs	(1,936)	(1,849)
Other financing activities, net	(6,214)	(10,918)
Net cash provided by (used in) financing activities	340,491	(289,682)

Effect of exchange rate changes on cash and cash equivalents	19,211	(6,711)
Net change in cash and cash equivalents	24,209	(161,244)
Cash and cash equivalents at the beginning of period	212,583	449,135
Cash and cash equivalents at the end of period	$236,792	$287,891
Supplemental disclosures:
Cash paid for interest	$119,267	$128,211
Cash paid for income taxes	$155,038	$40,883
Right-of-use assets obtained in exchange for new operating lease liabilities	$117,867	$56,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2021	$682	68,162,297	$43	4,339,431	$—	21,612	$1,969,332	$3,004,690	$(956,188)	(22,026,922)	$(6,313)	$(236,035)
Exercise of stock-based awards	4	365,833					(10)		(587)	(858)
Stock-based compensation expense							8,911
Tax withholding related to vesting of restricted stock units and retirement of common stock	(2)	(129,869)					(7,832)	(8,136)
Noncontrolling interests											388
Net income attributable to WESCO International, Inc.								181,243
Preferred stock dividends								(14,352)
Translation adjustments and other												31,640
Balance, March 31, 2022	$684	68,398,261	$43	4,339,431	$—	21,612	$1,970,401	$3,163,445	$(956,775)	(22,027,780)	$(5,925)	$(204,395)
Exercise of stock-based awards	—	11,648							(311)	(2,301)
Stock-based compensation expense							15,823
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(908)						(40)
Noncontrolling interests											443
Net income attributable to WESCO International, Inc.								220,706
Preferred stock dividends								(14,352)
Translation adjustments and other	10						(257)	1,177	3			(79,373)
Balance, June 30, 2022	$694	68,409,001	$43	4,339,431	$—	21,612	$1,985,967	$3,370,936	$(957,083)	(22,030,081)	$(5,482)	$(283,768)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO International, Inc.								59,178
Preferred stock dividends								(14,352)
Translation adjustments and other												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)
Exercise of stock-based awards	2	194,615					(1)		(7,942)	(74,698)
Stock-based compensation expense							7,225
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,520)					(88)	(49)
Noncontrolling interests											89
Net income attributable to WESCO International, Inc.								119,195
Preferred stock dividends								(14,352)
Translation adjustments and other												21,219
Balance, June 30, 2021	$680	67,919,962	$43	4,339,431	$—	21,612	$1,953,653	$2,750,665	$(947,698)	(21,960,989)	$(7,268)	$(225,074)

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
The Company has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS").
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Financial Statements as of that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2022, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022, and 2021, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted and Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this ASU during the first quarter of 2022 in connection with amending Wesco's credit facilities, as disclosed in Note 7, "Debt". The replacement of London Interbank Offered Rate ("LIBOR") and the related adoption of the optional guidance under this accounting standard did not have a material impact on the Company's consolidated financial statements and notes thereto.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Electrical & Electronic Solutions	$2,330,153	$1,923,011	$4,420,112	$3,643,824
Communications & Security Solutions	1,601,997	1,461,120	3,036,172	2,711,735
Utility & Broadband Solutions	1,551,375	1,211,659	2,959,422	2,281,708
Total by segment	$5,483,525	$4,595,790	$10,415,706	$8,637,267

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
United States	$4,039,854	$3,318,311	$7,694,166	$6,248,747
Canada	807,832	703,135	1,522,865	1,310,887
Other International(1)	635,839	574,344	1,198,675	1,077,633
Total by geography(2)	$5,483,525	$4,595,790	$10,415,706	$8,637,267
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At June 30, 2022 and December 31, 2021, $32.7 million and $35.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of June 30, 2022 and December 31, 2021, the Company had contract assets of $36.0 million and $33.4 million, respectively, resulting from arrangements where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2022 and 2021 by approximately $102.3 million and $112.4 million, respectively, and by approximately $217.5 million and $217.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company's estimated product return obligation was $39.3 million and $38.8 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $76.5 million and $62.7 million for the three months ended June 30, 2022 and 2021, respectively, and $144.1 million and $116.0 million for the six months ended June 30, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Six Months Ended
	June 30, 2022
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance, January 1	$860,958	$1,121,712	$1,225,663	$3,208,333
Foreign currency exchange rate changes	(9,083)	(4,356)	(4,217)	(17,656)
Ending balance, June 30	$851,875	$1,117,356	$1,221,446	$3,190,677
Intangible Assets
The components of intangible assets are as follows:

		As of
		June 30, 2022			December 31, 2021
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$794,230	$—	$794,230	$795,065	$—	$795,065
Customer relationships	10 - 20	1,423,852	(344,075)	1,079,777	1,431,251	(308,180)	1,123,071
Distribution agreements	15 - 19	29,212	(23,547)	5,665	29,212	(22,714)	6,498
Trademarks	5 - 12	15,543	(6,304)	9,239	38,758	(20,058)	18,700
Non-compete agreements	2	—	—	—	4,300	(3,493)	807
		$2,262,837	$(373,926)	$1,888,911	$2,298,586	$(354,445)	$1,944,141
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $24.7 million and $27.1 million for the three months ended June 30, 2022 and 2021, respectively, and $50.4 million and $48.7 million for the six months ended June 30, 2022 and 2021, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2022	$41,909
2023	82,942
2024	80,497
2025	77,394
2026	71,956
Thereafter	739,983
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
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards granted in February 2020 and prior vest based on a minimum time period of three years. The special award described below vests in tranches. Restricted stock units awarded in 2022 and 2021 vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the target level.
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
During the three and six months ended June 30, 2022 and 2021, Wesco granted the following stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options granted	—	—	89,550	—
Weighted-average fair value	$—	$—	$57.26	$—

Stock-settled stock appreciation rights granted	—	3,398	—	139,592
Weighted-average fair value	$—	$38.62	$—	$33.19

Restricted stock units granted	—	6,861	224,946	307,583
Weighted-average fair value	$—	$86.91	$122.11	$77.12

Performance-based awards granted	—	3,020	83,991	122,812
Weighted-average fair value	$—	$86.91	$122.09	$76.76
The fair values of stock options and stock-settled stock appreciation rights, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Risk free interest rate	n/a	1.3%	1.9%	0.8%
Expected life (in years)	n/a	7	7	7
Expected volatility	n/a	42%	43%	41%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock options for the six months ended June 30, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	—	$—
Granted	89,550	122.09
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2022	89,550	$122.09	9.6	$—
Exercisable at June 30, 2022	—	$—	0	$—
The following table sets forth a summary of stock-settled stock appreciation rights for the six months ended June 30, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	1,370,388	$62.09
Granted	—	—
Exercised	(57,324)	65.06
Forfeited	(2,423)	69.44
Outstanding at June 30, 2022	1,310,641	$61.94	5.7	$59,184
Exercisable at June 30, 2022	1,137,907	$61.73	5.3	$51,630
For the six months ended June 30, 2022, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $3.9 million.
The following table sets forth a summary of time-based restricted stock units for the six months ended June 30, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	974,162	$53.48
Granted	224,946	122.11
Vested	(237,977)	64.36
Forfeited	(5,812)	85.91
Unvested at June 30, 2022	955,319	$66.73

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards for the six months ended June 30, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	380,819	$59.23
Granted	83,991	122.09
Vested	(115,394)	54.64
Forfeited	(2,834)	76.80
Unvested at June 30, 2022	346,582	$75.91
Wesco recognized $15.8 million and $7.2 million of non-cash stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $24.7 million and $13.2 million for the six months ended June 30, 2022 and 2021, respectively, which is included in selling, general and administrative expenses for all such periods. As of June 30, 2022, there was $71.4 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $22.1 million is expected to be recognized over the remainder of 2022, $32.1 million in 2023, $15.4 million in 2024 and $1.8 million in 2025.
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
The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2022	2021	2022	2021
Net income attributable to WESCO International, Inc.	$220,706	$119,195	$401,949	$178,373
Less: Preferred stock dividends	14,352	14,352	28,704	28,704
Net income attributable to common stockholders	$206,354	$104,843	$373,245	$149,669
Weighted-average common shares outstanding used in computing basic earnings per share	50,717	50,243	50,657	50,184
Common shares issuable upon exercise of dilutive equity awards	1,503	1,751	1,572	1,691
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,220	51,994	52,229	51,875
Earnings per share attributable to common stockholders
Basic	$4.07	$2.09	$7.37	$2.98
Diluted	$3.95	$2.02	$7.15	$2.89
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and six months ended June 30, 2022, there were 89,550 antidilutive shares. For the three and six months ended June 30, 2021, there were 139,592 antidilutive shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
International lines of credit	$8,463	$7,354
Accounts Receivable Securitization Facility	1,375,000	1,270,000
Revolving Credit Facility	883,218	596,959
5.50% Anixter Senior Notes due 2023	58,636	58,636
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $7,466 and $8,088 in 2022 and 2021, respectively	1,317,534	1,316,912
Finance lease obligations	19,440	18,563
Total debt	5,166,464	4,772,597
Plus: Fair value adjustment to the Anixter Senior Notes	615	957
Less: Unamortized debt issuance costs	(56,594)	(62,484)
Less: Short-term debt and current portion of long-term debt(1)	(70,628)	(9,528)
Total long-term debt	$5,039,857	$4,701,542
(1)    As of June 30, 2022, short-term debt and current portion of long-term debt includes the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which mature on March 1, 2023.
Accounts Receivable Securitization Facility
On March 1, 2022, WESCO Distribution, Inc. (“Wesco Distribution”) amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator. The Receivables Amendment modified the receivables purchase agreement entered into on June 22, 2020. The Receivables Amendment, among other things, (i) increased the purchase limit under the Receivables Facility from $1,300 million to $1,400 million, (ii) increased the aggregate commitment from $1,500 million to $1,750 million under an accordion feature that permits requests to increase the purchase limit, and (iii) extended the maturity date from June 1, 2024 to March 1, 2025. Additionally, the Receivables Amendment replaced the London Inter-Bank Offered Rate-based (“LIBOR”) interest rate option with Secured Overnight Financing Rate-based (“SOFR”) interest rate options, including term SOFR and daily simple SOFR, and decreased the interest rate spread from 1.15% to 1.10%. The commitment fee of the Receivables Facility remained unchanged.
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
Revolving Credit Facility
On March 1, 2022, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Revolver Amendment”), by and among Wesco Distribution, as the borrower representative, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, the lenders party thereto

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

and Barclays Bank PLC, as the administrative agent. The Revolver Amendment modified the revolving credit facility entered into on June 22, 2020. The Revolver Amendment, among other things, (i) increased the revolving commitments under the Revolving Credit Facility from $1,200 million to $1,350 million, (ii) increased the sub-facility for loans denominated in Canadian dollars from $500 million to $550 million, (iii) increased the capacity to request increases in the aggregate revolving commitments from $400 million to $650 million, (iv) modified certain negative covenants to provide for additional flexibility, and (v) extended the maturity date from June 22, 2025 to March 1, 2027. Additionally, the Revolver Amendment replaced the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings.
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
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering the current full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain requirements for continuous service, earnings and minimum hours of employment (the "Wesco Canadian Defined Contribution Plan"). Effective January 1, 2022, the defined contribution plan for certain employees of Anixter Canada Inc. and Anixter Power Solutions Canada Inc. (the "Anixter Canadian Defined Contribution Plan") was merged with and into an amended Wesco Canadian Defined Contribution Plan. During the first quarter of 2022, participant account balances were transferred from the Anixter Canadian Defined Contribution Plan to the amended Wesco Canadian Defined Contribution Plan. The amended Wesco Canadian Defined Contribution Plan provides a core employer contribution of 3% of a participant's eligible compensation, plus a matching contribution equal to 50% of a participant's elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%). The amended Wesco Canadian Defined Contribution Plan also requires employees of EECOL Electric Corp. hired on or after January 1, 2022 to join this Canadian defined contribution plan, and permits enrollment for those not participating in the defined benefit plan described below.
Wesco incurred charges of $14.9 million and $16.1 million for the three months ended June 30, 2022 and 2021, respectively, and $33.0 million and $32.7 million for the six months ended June 30, 2022 and 2021, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the "Wesco Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of June 30, 2022 and December 31, 2021, the Company's obligation under the Wesco Deferred Compensation Plan was $20.1 million and $20.9 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
The Company expects to contribute approximately $10.8 million to its Foreign Plans in 2022, of which approximately $8.0 million was contributed during the six months ended June 30, 2022. The Company does not expect to make a contribution to its domestic qualified pension plan in 2022 due to its overfunded status.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Domestic Plans		Foreign Plans		Total
Service cost	$—	$763	$2,116	$3,316	$2,116	$4,079
Interest cost	2,083	1,941	2,258	2,514	4,341	4,455
Expected return on plan assets	(3,497)	(4,327)	(4,174)	(4,365)	(7,671)	(8,692)
Recognized actuarial gain(1)	—	—	(183)	106	(183)	106
Settlement	—	(19)	—	—	—	(19)
Net periodic pension (benefit) cost	$(1,414)	$(1,642)	$17	$1,571	$(1,397)	$(71)

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	Domestic Plans		Foreign Plans		Total
Service cost	$—	$1,527	$4,271	$6,540	$4,271	$8,067
Interest cost	4,166	4,077	4,569	4,960	8,735	9,037
Expected return on plan assets	(6,994)	(8,827)	(8,451)	(8,620)	(15,445)	(17,447)
Recognized actuarial gain(1)	—	—	(368)	207	(368)	207
Settlement	—	(19)	—	—	—	(19)
Net periodic pension (benefit) cost	$(2,828)	$(3,242)	$21	$3,087	$(2,807)	$(155)
(1)    For the three and six months ended June 30, 2022 and 2021, no material amounts were reclassified from accumulated other comprehensive income into net income.
The service cost of $2.1 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.3 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $3.5 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and $7.1 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively, are presented as components of other non-operating income ("other expense (income), net").
Other Benefits
Prior to its acquisition by Wesco on June 22, 2020, Anixter granted restricted stock units in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Company's merger with Anixter, were converted into cash-only settled Wesco phantom stock units, which vest ratably over a 3-year period. As of June 30, 2022 and December 31, 2021, the estimated fair value of these awards was $9.1 million and $22.7 million, respectively.
As of June 30, 2022, the Company's liability for these awards is $7.3 million which is included in accrued payroll and benefit costs in the Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company's liability for these awards was $17.3 million, of which $10.9 million was included in accrued payroll and benefit costs and $6.4 million was a component of other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company recognized a net gain associated with these awards of $0.4 million and $0.2 million for the three and six months ended June 30, 2022, respectively, which is recorded as a component of selling, general and administrative expenses. The Company recognized compensation expense associated with these awards of $0.6 million and $6.3 million for the three and six months ended June 30, 2021, respectively, which is reported as a component of selling, general and administrative expenses.

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
The carrying value of Wesco's debt instruments with fixed interest rates was $2,881.0 million and $2,880.7 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of this debt was $2,872.6 million and $3,118.0 million as of June 30, 2022 and December 31, 2021, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2022 and December 31, 2021.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At June 30, 2022 and December 31, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At June 30, 2022 and December 31, 2021, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $205.2 million and $188.6 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2022 was 26.5% and 22.6%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 21.6% and 18.1%, respectively. Wesco’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. For the three months ended June 30, 2022 and 2021, the effective tax rate reflects discrete income tax benefits of $0.3 million and $3.4 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the estimated annual effective tax rate by approximately 0.1 and 2.2 percentage points, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rate reflects discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as the exercise and vesting of stock-based awards of $6.1 million and $4.5 million, respectively. These discrete income tax benefits reduced the estimated annual effective tax rate in such periods by approximately 3.7 and 5.9 percentage points, respectively.
There have been no material adjustments to liabilities for uncertain tax positions since the last annual disclosure for the year ended December 31, 2021.
12. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's chief operating decision maker evaluates the performance of its operating segments based primarily on net sales, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted EBITDA margin percentage.
The Company incurs corporate costs primarily related to treasury, tax, information technology, legal and other centralized functions. The Company also has various corporate assets. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets. Interest expense and other non-operating items are either not allocated to the segments or reviewed on a segment basis. Corporate expenses and assets not directly identifiable with a reportable segment are reported in the tables below to reconcile the reportable segments to the consolidated financial statements.
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended June 30, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$2,330,153	$1,601,997	$1,551,375	$—	$5,483,525
Adjusted EBITDA	235,449	150,042	169,035	(110,066)	444,460
Adjusted EBITDA Margin %	10.1%	9.4%	10.9%		8.1%

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,923,011	$1,461,120	$1,211,659	$—	$4,595,790
Adjusted EBITDA	167,955	131,139	100,702	(90,551)	309,245
Adjusted EBITDA Margin %	8.7%	9.0%	8.3%		6.7%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(In thousands)	Six Months Ended June 30, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$4,420,112	$3,036,172	$2,959,422	$—	$10,415,706
Adjusted EBITDA	427,865	273,081	305,395	(197,759)	808,582
Adjusted EBITDA Margin %	9.7%	9.0%	10.3%		7.8%

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$3,643,824	$2,711,735	$2,281,708	$—	$8,637,267
Adjusted EBITDA	279,981	221,820	184,355	(160,363)	525,793
Adjusted EBITDA Margin %	7.7%	8.2%	8.1%		6.1%

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,557,228	$4,869,427	$3,689,724	$746,887	$13,863,266

	As of
	December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,098,335	$4,601,132	$3,266,231	$652,001	$12,617,699
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and right-of-use assets associated with operating leases.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$222,758	$130,639	$161,784	$(308,827)	$206,354
Net income attributable to noncontrolling interests	151	—	—	292	443
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	79,887	79,887
Interest expense, net	—	—	—	68,478	68,478
Depreciation and amortization	11,198	17,855	5,670	11,143	45,866
Other (income) expense, net	(1,403)	106	644	1,848	1,195
Stock-based compensation expense(1)	2,745	1,442	937	9,334	14,458
Merger-related and integration costs	—	—	—	13,427	13,427
Adjusted EBITDA	$235,449	$150,042	$169,035	$(110,066)	$444,460
Adjusted EBITDA margin %	10.1%	9.4%	10.9%		8.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2022 excludes $1.4 million as such amount is included in merger-related and integration costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$153,976	$111,046	$94,688	$(254,867)	$104,843
Net (loss) income attributable to noncontrolling interests	(76)	—	—	165	89
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	32,800	32,800
Interest expense, net	—	—	—	67,590	67,590
Depreciation and amortization	12,781	19,241	5,466	9,216	46,704
Other (income) expense, net	(160)	211	5	(858)	(802)
Stock-based compensation expense(1)	1,434	641	543	3,331	5,949
Merger-related and integration costs	—	—	—	37,720	37,720
Adjusted EBITDA	$167,955	$131,139	$100,702	$(90,551)	$309,245
Adjusted EBITDA margin %	8.7%	9.0%	8.3%		6.7%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

	Six Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$401,493	$234,326	$291,766	$(554,340)	$373,245
Net income attributable to noncontrolling interests	361	—	—	470	831
Preferred stock dividends	—	—	—	28,704	28,704
Provision for income taxes	—	—	—	117,541	117,541
Interest expense, net	—	—	—	132,098	132,098
Depreciation and amortization	23,222	35,986	11,456	22,182	92,846
Other (income) expense, net	(1,577)	450	610	2,836	2,319
Stock-based compensation expense(1)	4,366	2,319	1,563	13,760	22,008
Merger-related and integration costs	—	—	—	38,990	38,990
Adjusted EBITDA	$427,865	$273,081	$305,395	$(197,759)	$808,582
Adjusted EBITDA margin %	9.7%	9.0%	10.3%		7.8%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2022 excludes $2.7 million as such amount is included in merger-related and integration costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$254,606	$184,639	$181,701	$(471,277)	$149,669
Net (loss) income attributable to noncontrolling interests	(151)	—	—	216	65
Preferred stock dividends	—	—	—	28,704	28,704
Provision for income taxes	—	—	—	39,331	39,331
Interest expense, net	—	—	—	137,963	137,963
Depreciation and amortization	23,344	35,534	10,676	18,359	87,913
Other (income) expense, net	(603)	581	22	(3,609)	(3,609)
Stock-based compensation expense(1)	2,785	1,066	883	5,908	10,642
Merger-related and integration costs	—	—	—	84,042	84,042
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$279,981	$221,820	$184,355	$(160,363)	$525,793
Adjusted EBITDA margin %	7.7%	8.2%	8.1%		6.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2021 excludes $2.5 million as such amount is included in merger-related and integration costs.

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
13. SUBSEQUENT EVENTS
On August 2, 2022, Wesco Distribution amended its Receivables Facility to increase the purchase limit from $1,400 million to $1,525 million and to decrease the interest rate spread from 1.10% to 1.05%.
Also on August 2, 2022, Wesco Distribution amended its Revolving Credit Facility to increase the revolving commitments from $1,350 million to $1,525 million and to increase the sub-facility for loans denominated in Canadian dollars from $550 million to $600 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for 2021. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the "SEC"). In this Item 2, "Wesco" refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to Wesco and its subsidiaries.
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, adjusted EBITDA margin, financial leverage, adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are useful to investors as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing investors to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
Company Overview
Wesco, headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
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
In 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. As a result, we have been migrating certain legacy sub-brands to the master brand architecture, a process that will continue for the next several years. Due to the strength of its recognition with customers and suppliers, we will continue to use the Anixter brand name as part of the master brand strategy for the foreseeable future.
We have operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions ("EES"), Communications & Security Solutions ("CSS") and Utility & Broadband Solutions ("UBS"). These operating segments are equivalent to our reportable segments. The following is a description of each of our reportable segments and their business activities.
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
Utility & Broadband Solutions
The UBS segment, with over 2,400 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The UBS segment also includes our integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies.
Overall Financial Performance
Our financial results for the first six months of 2022 compared to the first six months of 2021 reflect double-digit sales growth, margin expansion, and the realization of integration cost synergies, partially offset by higher selling, general and administrative ("SG&A") payroll and payroll-related expenses consisting of salaries and variable compensation, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives.
Net sales for the first six months of 2022 increased $1.8 billion, or 20.6%, over the corresponding prior year period. The increase reflects strong demand, secular growth trends, pricing, and expanded product and service offerings. Cost of goods sold as a percentage of net sales was 78.5% and 79.4% for the first six months of 2022 and 2021, respectively. The decrease of 90 basis points reflects our focus on value-driven pricing and the continued momentum of our gross margin improvement program, along with a benefit from inflation due to our use of the average cost method to value inventories. Cost of goods sold for the first six months of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 20 basis points.
Income from operations was $654.7 million for the first six months of 2022 compared to $352.1 million for the first six months of 2021, an increase of $302.6 million, or 85.9%. Income from operations as a percentage of net sales was 6.3% for the current six-month period, compared to 4.1% for the first six months of the prior year. Income from operations for the first six months of 2022 includes merger-related and integration costs of $39.0 million. Additionally, in connection with an integration initiative to review our brand strategy, certain legacy trademarks are migrating to a master brand architecture, which resulted in $9.0 million of accelerated amortization expense for the six months ended June 30, 2022. Adjusted for these amounts, income from operations was $702.7 million, or 6.7% of net sales. For the first six months of 2021, income from operations adjusted for merger-related and integration costs of $84.0 million, accelerated trademark amortization expense of $5.0 million, and a net gain of $8.9 million resulting from the divestiture of our legacy utility and data communications businesses in Canada during the first quarter of 2021 was $432.3 million, or 5.0% of net sales. For the six months ended June 30, 2022, income from operations compared to the prior year improved across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies. Income from operations for the first six months of 2022 was negatively impacted by higher SG&A payroll and payroll-related expenses consisting of salaries and variable compensation, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives.
Earnings per diluted share for the first six months of 2022 was $7.15, based on 52.2 million diluted shares, compared to $2.89 for the first six months of 2021, based on 51.9 million diluted shares. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first six months of 2022 was $7.82. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on Canadian divestitures, and the related income tax effects, earnings per diluted share for the first six months of 2021 was $4.06. Adjusted earnings per diluted share increased 92.6% year-over-year.
During the first six months of 2022, we continued to experience strong demand from many of our customers. We also continued to experience some delays in receiving products from our suppliers. We believe that the impact of these supply chain issues on our net sales was consistent with the first quarter of 2022. We are aggressively managing supply chain issues, which includes increasing inventory levels to service our customers. Our industry and the broader economy are experiencing supply

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We anticipate that these supply chain challenges, as well as inflationary pressures, will continue for the remainder of 2022 and may extend into 2023. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts at this time.
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
Cash Flow
Operating cash flow for the first six months of 2022 was an outflow of $304.5 million. Net cash used in operating activities included net income of $402.8 million and non-cash adjustments to net income totaling $129.7 million, which were primarily comprised of depreciation and amortization of $92.8 million, stock-based compensation expense of $24.7 million, amortization of debt discount and debt issuance costs of $8.1 million, and deferred income taxes of $1.3 million. Operating cash flow also included changes in assets and liabilities of $837.0 million, which were primarily comprised of an increase in trade accounts receivable of $716.8 million resulting from higher sales, an increase in inventories of $530.8 million due to investments during the quarter to both address supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $115.8 million resulting primarily from the payment of management incentive compensation earned in 2021, partially offset by an increase in accounts payable of $534.3 million due to the aforementioned higher purchases of inventory.
Investing activities primarily included $31.6 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of borrowings and repayments of $1,516.3 million and $1,228.3 million, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $230.0 million and $125.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first six months of 2022 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, $17.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $1.6 million.
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
As of June 30, 2022, we had $429.1 million in total available borrowing capacity under our Revolving Credit Facility, and $25.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
Second Quarter of 2022 versus Second Quarter of 2021
The following table sets forth the percentage relationship to net sales of the financial statement line items in our Condensed Consolidated Statements of Income for the periods presented:

	Three Months Ended
	June 30, 2022	June 30, 2021
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.3	79.0
Selling, general and administrative expenses	14.1	15.2
Depreciation and amortization	0.8	1.0
Income from operations	6.8	4.8
Interest expense, net	1.2	1.4
Other expense (income), net	—	0.1
Income before income taxes	5.6	3.3
Provision for income taxes	1.5	0.7
Net income attributable to WESCO International, Inc.	4.1	2.6
Preferred stock dividends	0.3	0.3
Net income attributable to common stockholders	3.8%	2.3%
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Three Months Ended		Growth/(Decline)
	June 30, 2022	June 30, 2021	Reported	Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In thousands)
EES	$2,330,153	$1,923,011	21.2%	—%	(1.9)%	—%	23.1%
CSS	1,601,997	1,461,120	9.6%	—%	(1.9)%	—%	11.5%
UBS	1,551,375	1,211,659	28.0%	—%	(0.6)%	—%	28.6%
Total net sales	$5,483,525	$4,595,790	19.3%	—%	(1.6)%	—%	20.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales.
Net sales were $5.5 billion for the second quarter of 2022 compared to $4.6 billion for the second quarter of 2021, an increase of 19.3% reflecting pricing, strong demand, secular growth trends, and expanded product and service offerings. Organic sales for the second quarter of 2022 grew by 20.9% as fluctuations in foreign exchange rates negatively impacted reported net sales by 1.6%. All segments reported increased sales versus the prior year period, as described below. For the three months ended June 30, 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales of $2.3 billion for the second quarter of 2022 compared to $1.9 billion for the second quarter of 2021, an increase of 21.2%. Organic sales for the second quarter of 2022 grew by 23.1% as fluctuations in foreign exchange rates negatively impacted reported net sales by 1.9%. The increase reflects strong sales growth in our construction, original equipment manufacturer, and industrial businesses due to business expansion, price inflation, as well as the benefits of cross selling.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported net sales of $1.6 billion for the second quarter of 2022 compared to $1.5 billion for the second quarter of 2021, an increase of 9.6%. Organic sales for the second quarter of 2022 grew by 11.5% as fluctuations in foreign exchange rates negatively impacted reported net sales by 1.9%. The increase reflects strong growth in our network infrastructure and security solutions businesses, as well as price inflation and the benefits of cross selling, partially offset by the effect of supply chain constraints.
UBS reported net sales of $1.6 billion for the second quarter of 2022 compared to $1.2 billion for the second quarter of 2021, an increase of 28.0%. Organic sales for the second quarter of 2022 grew by 28.6% as fluctuations in foreign exchange rates negatively impacted reported net sales by 0.6%. The increase reflects price inflation, broad-based growth driven by investments in grid modernization, connectivity demand and rural broadband development, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2022 was $4.3 billion compared to $3.6 billion for the second quarter of 2021, an increase of $0.7 billion. Cost of goods sold as a percentage of net sales was 78.3% and 79.0% for the second quarter of 2022 and 2021, respectively. The decrease of 70 basis points reflects our focus on value-driven pricing and the continued momentum of our gross margin improvement program, along with a benefit from inflation due to the use of the average cost method to value inventories. The second quarter of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the second quarter of 2022 totaled $772.9 million versus $699.6 million for the second quarter of 2021, an increase of $73.3 million, or 10.5%. As a percentage of net sales, SG&A expenses were 14.1% and 15.2%, respectively. SG&A expenses for the second quarter of 2022 include merger-related and integration costs of $13.4 million. Adjusted for this amount, SG&A expenses were $759.4 million, or 13.8% of net sales, for the second quarter of 2022. SG&A expenses for the second quarter of 2021 include $37.7 million of merger-related and integration costs. Adjusted for this amount, SG&A expenses were $661.9 million, or 14.4% of net sales, for the second quarter of 2021.
SG&A payroll and payroll-related expenses for the second quarter of 2022 of $486.0 million increased by $27.6 million compared to the same period in 2021 primarily due to higher salaries and variable compensation expense. Additionally, stock-based compensation expense increased as a result of raising our estimate of the payout levels for certain performance-based awards.
SG&A expenses not related to payroll and payroll-related costs for the second quarter of 2022 were $286.9 million compared to $241.2 million for the same period in 2021. The increase of $45.7 million primarily reflects higher volume-related costs driven by significant sales growth and digital transformation initiatives that contributed to higher information technology expenses in the second quarter of 2022. These increases were partially offset by the realization of integration cost synergies, as well as lower professional and consulting fees associated with integration activities.
Depreciation and Amortization
Depreciation and amortization decreased $0.8 million to $45.9 million for the second quarter of 2022, compared to $46.7 million for the second quarter of 2021. The second quarter of 2022 and 2021 includes $3.7 million and $5.0 million, respectively, resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above. As of June 30, 2022, we expect to recognize approximately $1.0 million of amortization expense for trademarks migrating to our master brand architecture over the remainder of 2022 and $5.3 million thereafter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$221,506	$130,745	$162,428	$(143,970)	$370,709

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$153,740	$111,257	$94,693	$(140,818)	$218,872
Income from operations was $370.7 million for the second quarter of 2022 compared to $218.9 million for the second quarter of 2021. The increase of $151.8 million, or 69.4%, reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration synergies, partially offset by higher SG&A payroll and payroll-related expenses, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives. Income from operations for the second quarter of 2022 was not materially affected by higher pricing related to inflation given the offsetting effect of higher costs for certain products.
EES reported income from operations of $221.5 million for the second quarter of 2022 compared to $153.7 million for the second quarter of 2021. The increase of $67.8 million primarily reflects the factors impacting the overall business, as described above.
CSS reported income from operations of $130.7 million for the second quarter of 2022 compared to $111.3 million for the second quarter of 2021. The increase of $19.4 million primarily reflects the factors impacting the overall business, as described above, as well as the negative impact of approximately 40 basis points from the prior year personal protective equipment inventory value write-down described in our overall results above.
UBS reported income from operations of $162.4 million for the second quarter of 2022 compared to $94.7 million for the second quarter of 2021. The increase of $67.7 million primarily reflects the factors impacting the overall business, as described above.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $144.0 million for the second quarter of 2022 compared to $140.8 million for the second quarter of 2021. The increase of $3.2 million primarily reflects higher payroll and payroll-related costs, and information technology expenses, as described above, partially offset by a decrease in professional and consulting fees associated with integration activities.
Other Expense (Income), net
Other non-operating expense totaled $1.2 million for the second quarter of 2022 compared to other non-operating income of $0.8 million for the second quarter of 2021. As disclosed in Note 8, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $3.5 million and $4.2 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended June 30, 2022 and 2021, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded a foreign currency exchange loss of $3.6 million for the second quarter of 2022 compared to a loss of $1.7 million for the second quarter of 2021.
Income Taxes
The provision for income taxes was $79.9 million for the second quarter of 2022 compared to $32.8 million for the corresponding quarter of the prior year, resulting in effective tax rates of 26.5% and 21.6%, respectively. The effective tax rate for the quarter ended June 30, 2022 was higher than the comparable prior year period due to higher taxes on foreign earnings and less favorable impact of discrete items.
Net Income and Earnings per Share
Net income for the second quarter of 2022 was $221.1 million compared to $119.3 million for the second quarter of 2021, an increase of $101.8 million, or 85.3%.
Net income attributable to noncontrolling interests for the second quarter of 2022 was $0.4 million compared to $0.1 million for the second quarter of 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $14.4 million for the second quarter of 2022 and 2021.
Net income and earnings per diluted share attributable to common stockholders were $206.4 million and $3.95, respectively, for the second quarter of 2022 compared to $104.8 million and $2.02, respectively, for the second quarter of 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $218.9 million and $4.19, respectively, for the three months ended June 30, 2022 compared to $137.2 million and $2.64, respectively, for the three months ended June 30, 2021.
The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted SG&A Expenses:	June 30, 2022	June 30, 2021
	(In thousands)
Selling, general and administrative expenses	$772,864	$699,581
Merger-related and integration costs	(13,427)	(37,720)
Adjusted selling, general and administrative expenses	$759,437	$661,861

	Three Months Ended
Adjusted Income from Operations:	June 30, 2022	June 30, 2021
	(In thousands)
Income from operations	$370,709	$218,872
Merger-related and integration costs	13,427	37,720
Accelerated trademark amortization	3,672	5,049
Adjusted income from operations	$387,808	$261,641

	Three Months Ended
Adjusted Provision for Income Taxes:	June 30, 2022	June 30, 2021
	(In thousands)
Provision for income taxes	$79,887	$32,800
Income tax effect of adjustments to income from operations(1)	4,531	10,381
Adjusted provision for income taxes	$84,418	$43,181
(1)    The adjustments to income from operations have been tax effected at rates of approximately 26% and 24% for the three months ended June 30, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2022	June 30, 2021
(In thousands, except per share data)
Adjusted income from operations	$387,808	$261,641
Interest expense, net	68,478	67,590
Other expense (income), net	1,195	(802)
Adjusted income before income taxes	318,135	194,853
Adjusted provision for income taxes	84,418	43,181
Adjusted net income	233,717	151,672
Net income attributable to noncontrolling interests	443	89
Adjusted net income attributable to WESCO International, Inc.	233,274	151,583
Preferred stock dividends	14,352	14,352
Adjusted net income attributable to common stockholders	$218,922	$137,231

Diluted shares	52,220	51,994
Adjusted earnings per diluted share	$4.19	$2.64
Note: For the three months ended June 30, 2022 and 2021, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$222,758	$130,639	$161,784	$(308,827)	$206,354
Net income attributable to noncontrolling interests	151	—	—	292	443
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	79,887	79,887
Interest expense, net	—	—	—	68,478	68,478
Depreciation and amortization	11,198	17,855	5,670	11,143	45,866
EBITDA	$234,107	$148,494	$167,454	$(134,675)	$415,380
Other (income) expense, net	(1,403)	106	644	1,848	1,195
Stock-based compensation expense(1)	2,745	1,442	937	9,334	14,458
Merger-related and integration costs	—	—	—	13,427	13,427
Adjusted EBITDA	$235,449	$150,042	$169,035	$(110,066)	$444,460
Adjusted EBITDA margin %	10.1%	9.4%	10.9%		8.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2022 excludes $1.4 million as such amount is included in merger-related and integration costs.

	Three Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$153,976	$111,046	$94,688	$(254,867)	$104,843
Net (loss) income attributable to noncontrolling interests	(76)	—	—	165	89
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	32,800	32,800
Interest expense, net	—	—	—	67,590	67,590
Depreciation and amortization	12,781	19,241	5,466	9,216	46,704
EBITDA	$166,681	$130,287	$100,154	$(130,744)	$266,378
Other (income) expense, net	(160)	211	5	(858)	(802)
Stock-based compensation expense(1)	1,434	641	543	3,331	5,949
Merger-related and integration costs	—	—	—	37,720	37,720
Adjusted EBITDA	$167,955	$131,139	$100,702	$(90,551)	$309,245
Adjusted EBITDA margin %	8.7%	9.0%	8.3%		6.7%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation expense and merger-related and integration costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021
The following table sets forth the percentage relationship to net sales of the financial statement line items in our Condensed Consolidated Statements of Income for the periods presented:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.5	79.4
Selling, general and administrative expenses	14.3	15.5
Depreciation and amortization	0.9	1.0
Income from operations	6.3	4.1
Interest expense, net	1.3	1.6
Other expense (income), net	—	—
Income before income taxes	5.0	2.5
Provision for income taxes	1.1	0.4
Net income attributable to WESCO International, Inc.	3.9	2.1
Preferred stock dividends	0.3	0.4
Net income attributable to common stockholders	3.6%	1.7%
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Six Months Ended		Growth/(Decline)
	June 30, 2022	June 30, 2021	Reported	Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In thousands)
EES	$4,420,112	$3,643,824	21.3%	(0.2)%	(1.2)%	0.8%	21.9%
CSS	3,036,172	2,711,735	12.0%	—%	(1.4)%	0.8%	12.6%
UBS	2,959,422	2,281,708	29.7%	(0.2)%	(0.4)%	0.8%	29.5%
Total net sales	$10,415,706	$8,637,267	20.6%	(0.2)%	(1.0)%	0.8%	21.0%
Net sales were $10.4 billion for the first six months of 2022 compared to $8.6 billion for the first six months of 2021, an increase of 20.6% reflecting price inflation, continued strong demand, secular growth trends, and expanded product and service offerings. Organic sales for the first six months of 2022 grew by 21.0% as the number of workdays positively impacted reported net sales by 0.8%, while fluctuations in foreign exchange rates and the divestiture of our legacy utility and data communications businesses in Canada in the first quarter of 2021 negatively impacted reported net sales by 1.0% and 0.2%, respectively. All segments reported increased sales versus the prior year period, as discussed below. For the first six months of 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales $4.4 billion for the first six months of 2022 compared to $3.6 billion for the first six months of 2021, an increase of 21.3%. Organic sales for the first six months of 2022 grew by 21.9% as the number of workdays positively impacted reported net sales by 0.8%, while fluctuations in foreign exchange rates and the Canadian divestitures described above negatively impacted reported net sales by 1.2% and 0.2%, respectively. The increase reflects strong sales growth in our construction, original equipment manufacturer, and industrial businesses due to business expansion, price inflation, as well as the benefits of cross selling and secular growth trends in electrification and automation.
CSS reported net sales of $3.0 billion for the first six months of 2022 compared to $2.7 billion for the first six months of 2021, an increase of 12.0%. Organic sales for the first six months of 2022 grew by 12.6% as the number of workdays positively impacted reported net sales by 0.8% and fluctuations in foreign exchange rates negatively impacted reported net sales by 1.4%. The increase reflects strong growth in our network infrastructure and security solutions businesses, as well as price inflation and the benefits of cross selling, partially offset by the effect of supply chain constraints.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

UBS reported net sales of $3.0 billion for the first six months of 2022 compared to $2.3 billion for the first six months of 2021, an increase of 29.7%. Organic sales for the first six months of 2022 grew by 29.5% as the number of workdays positively impacted reported net sales by 0.8%, while fluctuations in foreign exchange rates and the Canadian divestitures described above negatively impacted reported net sales by 0.4% and 0.2%, respectively. The increase reflects price inflation, broad-based growth in our utility and broadband businesses, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for the first six months of 2022 was $8.2 billion compared to $6.9 billion for the first six months of 2021, an increase of $1.3 billion. Cost of goods sold as a percentage of net sales was 78.5% for the first six months of 2022 compared to 79.4% for the first six months of 2021. The decrease of 90 basis points reflects our focus on value-driven pricing and the continued momentum of our gross margin improvement program, along with a benefit from inflation due to the use of the average cost method to value inventories. The first six months of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first six months of 2022 totaled $1.5 billion versus $1.3 billion for the first six months of 2021, an increase of $154.8 million, or 11.6%. As a percentage of net sales, SG&A expenses were 14.3% and 15.5%, respectively. SG&A expenses for the first six months of 2022 include merger-related and integration costs of $39.0 million. Adjusted for this amount, SG&A expenses were 13.9% of net sales for the first six months of 2022. SG&A expenses for the first six months of 2021 include $84.0 million of merger-related and integration costs, as well as a net gain of $8.9 million resulting from the Canadian divestitures. Adjusted for these amounts, SG&A expenses were 14.6% of net sales for the first six months of 2021.
SG&A payroll and payroll-related expenses for the first six months of 2022 of $946.9 million increased by $64.8 million compared to the same period in 2021 primarily due to higher salaries and variable compensation expense. Additionally, stock-based compensation expense increased as a result of raising our estimate of the payout levels for certain performance-based awards.
SG&A expenses not related to payroll and payroll-related costs for the first six months of 2022 of $544.1 million increased by $90.0 million compared to the same period in 2021. The increase primarily reflects higher volume-related costs driven by significant sales growth and digital transformation initiatives that contributed to higher information technology expenses in the first six months of 2022, as well as the absence of the net gain recognized in the first quarter of 2021 on the Canadian divestitures. These increases were partially offset by the realization of integration cost synergies, as well as lower professional and consulting fees associated with integration activities.
Depreciation and Amortization
Depreciation and amortization increased $4.9 million to $92.8 million for the first six months of 2022 compared to $87.9 million for the first six months of 2021. The first six months of 2022 and 2021 includes $9.0 million and $5.0 million, respectively, resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Six Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$400,277	$234,776	$292,376	$(272,691)	$654,738

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$253,852	$185,220	$181,723	$(268,672)	$352,123

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from operations was $654.7 million for the first six months of 2022 compared to $352.1 million for the first six months of 2021. The increase of $302.6 million, or 85.9%, reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration synergies, partially offset by higher SG&A payroll and payroll-related expenses, volume-related costs, as well as information technology expenses associated with our digital transformation initiatives.
EES reported income from operations of $400.3 million for the first six months of 2022 compared to $253.9 million for the first six months of 2021. The increase of $146.4 million primarily reflects the factors impacting the overall business, as described above.
CSS reported income from operations of $234.8 million for the first six months of 2022 compared to $185.2 million for the first six months of 2021. The increase of $49.6 million primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first six months of 2021 was negatively impacted by approximately 50 basis points from the inventory write-down described under Cost of Goods Sold above.
UBS reported income from operations of $292.4 million for the first six months of 2022 compared to $181.7 million for the first six months of 2021. The increase of $110.7 million primarily reflects the factors impacting the overall business, as described above, offset by the benefit in the first quarter of 2021 from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $272.7 million for the first six months of 2022 compared to $268.7 million for the first six months of 2021. The increase of $4.0 million primarily reflects higher payroll and payroll-related costs, and information technology expenses, as described above, partially offset by a decrease in professional and consulting fees associated with integration activities.
Interest Expense, net
Net interest expense totaled $132.1 million for the first six months of 2022 compared to $138.0 million for the first six months of 2021. The decrease reflects the repayment of fixed rate debt with variable debt that had lower borrowing rates.
Other Income and Expense, net
Other non-operating expense totaled $2.3 million for the first six months of 2022 compared to other non-operating income of $3.6 million for the first six months of 2021. As disclosed in Note 8, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $7.1 million and $8.2 million associated with the non-service cost components of net periodic pension (benefit) cost for the six months ended June 30, 2022 and 2021, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recorded a foreign currency exchange loss of $7.1 million for the first six months of 2022 compared to a loss of $2.7 million for the first six months of 2021.
Income Taxes
The provision for income taxes was $117.5 million for the first six months of 2022 compared to $39.3 million in last year's comparable period, resulting in effective tax rates of 22.6% and 18.1%, respectively. The effective tax rates for the first six months of 2022 and last year's comparable period reflect discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as the exercise and vesting of stock-based awards of $6.1 million and $4.5 million, respectively. These discrete income tax benefits reduced the estimated annual effective tax rates in such periods by approximately 3.7 and 5.9 percentage points, respectively.
Net Income and Earnings per Share
Net income for the first six months of 2022 was $402.8 million compared to $178.4 million for the first six months of 2021, an increase of $224.4 million, or 125.8%.
Net income attributable to noncontrolling interests for the first six months of 2022 was $0.8 million compared to $0.1 million for the first six months of 2021.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $28.7 million for the first six months of 2022 and 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net income and earnings per diluted share attributable to common stockholders were $373.2 million and $7.15, respectively, for the first six months of 2022 compared to $149.7 million and $2.89, respectively, for the first six months of 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $408.6 million and $7.82, respectively, for the first six months of 2022. Adjusted for merger-related and integration costs, accelerated trademark amortization, net gain on Canadian divestitures, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $210.5 million and $4.06, respectively, for the first six months of 2021.
The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
Adjusted SG&A Expenses:	June 30, 2022	June 30, 2021
	(In thousands)
Selling, general and administrative expenses	$1,490,962	$1,336,157
Merger-related and integration costs	(38,990)	(84,042)
Net gain on divestitures	—	8,927
Adjusted selling, general and administrative expenses	$1,451,972	$1,261,042

	Six Months Ended
Adjusted Income from Operations:	June 30, 2022	June 30, 2021
	(In thousands)
Income from operations	$654,738	$352,123
Merger-related and integration costs	38,990	84,042
Accelerated trademark amortization	8,995	5,049
Net gain on divestitures	—	(8,927)
Adjusted income from operations	$702,723	$432,287

	Six Months Ended
Adjusted Provision for Income Taxes:	June 30, 2022	June 30, 2021
	(In thousands)
Provision for income taxes	$117,541	$39,331
Income tax effect of adjustments to income from operations(1)	12,614	19,348
Adjusted provision for income taxes	$130,155	$58,679
(1)    The adjustments to income from operations have been tax effected at rates of 26% and 24% for the six months ended June 30, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2022	June 30, 2021
(In thousands, except per share data)
Adjusted income from operations	$702,723	$432,287
Interest expense, net	132,098	137,963
Other expense (income), net	2,319	(3,609)
Adjusted income before income taxes	568,306	297,933
Adjusted provision for income taxes	130,155	58,679
Adjusted net income	438,151	239,254
Net income attributable to noncontrolling interests	831	65
Adjusted net income attributable to WESCO International, Inc.	437,320	239,189
Preferred stock dividends	28,704	28,704
Adjusted net income attributable to common stockholders	$408,616	$210,485

Diluted shares	52,229	51,875
Adjusted earnings per diluted share	$7.82	$4.06
Note: For the six months ended June 30, 2022, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the six months ended June 30, 2021, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the divestiture of our legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$401,493	$234,326	$291,766	$(554,340)	$373,245
Net income attributable to noncontrolling interests	361	—	—	470	831
Preferred stock dividends	—	—	—	28,704	28,704
Provision for income taxes	—	—	—	117,541	117,541
Interest expense, net	—	—	—	132,098	132,098
Depreciation and amortization	23,222	35,986	11,456	22,182	92,846
EBITDA	$425,076	$270,312	$303,222	$(253,345)	$745,265
Other (income) expense, net	(1,577)	450	610	2,836	2,319
Stock-based compensation expense(1)	4,366	2,319	1,563	13,760	22,008
Merger-related and integration costs	—	—	—	38,990	38,990
Adjusted EBITDA	$427,865	$273,081	$305,395	$(197,759)	$808,582
Adjusted EBITDA margin %	9.7%	9.0%	10.3%		7.8%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2022 excludes $2.7 million as such amount is included in merger-related and integration costs.

	Six Months Ended June 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$254,606	$184,639	$181,701	$(471,277)	$149,669
Net (loss) income attributable to noncontrolling interests	(151)	—	—	216	65
Preferred stock dividends	—	—	—	28,704	28,704
Provision for income taxes	—	—	—	39,331	39,331
Interest expense, net	—	—	—	137,963	137,963
Depreciation and amortization	23,344	35,534	10,676	18,359	87,913
EBITDA	$277,799	$220,173	$192,377	$(246,704)	$443,645
Other (income) expense, net	(603)	581	22	(3,609)	(3,609)
Stock-based compensation expense(2)	2,785	1,066	883	5,908	10,642
Merger-related and integration costs	—	—	—	84,042	84,042
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$279,981	$221,820	$184,355	$(160,363)	$525,793
Adjusted EBITDA margin %	7.7%	8.2%	8.1%		6.1%
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2021 excludes $2.5 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of June 30, 2022, we had $429.1 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $25.0 million in available borrowing capacity under our Receivables

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Facility, which combined with available cash of $117.3 million, provided liquidity of $571.4 million. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. As of June 30, 2022, approximately 56% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction, integration activities and potential acquisitions, or returning capital to shareholders through our existing share repurchase authorization. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of June 30, 2022.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.4 as of June 30, 2022 and 3.9 as of December 31, 2021. Since our merger with Anixter, we have reduced our financial leverage by 2.3.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	June 30, 2022	December 31, 2021
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$631.5	$408.0
Net income attributable to noncontrolling interests	1.8	1.0
Preferred stock dividends	57.4	57.4
Provision for income taxes	193.7	115.5
Interest expense, net	262.2	268.1
Depreciation and amortization	203.5	198.5
EBITDA	1,350.1	1,048.5
Other income, net(1)	(42.2)	(48.1)
Stock-based compensation expense	37.1	25.7
Merger-related and integration costs	113.4	158.5
Net gain on divestitures	—	(8.9)
Adjusted EBITDA	$1,458.4	$1,175.7

	As of
	June 30, 2022	December 31, 2021
Short-term debt and current portion of long-term debt, net	$70.6	$9.5
Long-term debt, net	5,039.9	4,701.5
Debt discount and debt issuance costs(2)	64.1	70.6
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(0.6)	(0.9)
Total debt	5,174.0	4,780.7
Less: Cash and cash equivalents	236.8	212.6
Total debt, net of cash	$4,937.2	$4,568.1

Financial leverage ratio	3.4	3.9
(1)Other non-operating income for the twelve months ended June 30, 2022 and December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.
(2)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before foreign exchange and other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,350 million and the purchase limit under the Receivables Facility is $1,400 million. As of June 30, 2022, we had $883.2 million and $1,375.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of June 30, 2022, we had $8.5 million outstanding under our international lines of credit.
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
For additional disclosure regarding our debt instruments, including our outstanding indebtedness as of June 30, 2022, see Note 7, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first six months of 2022 and 2021 follows:
Operating Activities
Net cash used in operations for the first six months of 2022 totaled $304.5 million, compared to $102.8 million of cash provided by operating activities for the first six months of 2021. Operating activities for the first six months of 2022 included net income of $402.8 million and non-cash adjustments to net income totaling $129.7 million, which were primarily comprised of depreciation and amortization of $92.8 million, stock-based compensation expense of $24.7 million, amortization of debt discount and debt issuance costs of $8.1 million, and deferred income taxes of $1.3 million. Other sources of cash in the first six months of 2022 included an increase in accounts payable of $534.3 million due to higher purchases of inventory and an increase in other current and noncurrent liabilities of $88.1 million primarily due to an increase in accrued taxes. Primary uses of cash in the first six months of 2022 included an increase in trade accounts receivable of $716.8 million resulting from higher sales, an increase in inventories of $530.8 million due to investments to address both supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $115.8 million resulting primarily from the payment of management incentive compensation earned in 2021, an increase in other current and noncurrent assets of $80.7 million primarily due to an increase in capitalized costs associated with implementing cloud computing arrangements to support our digital transformation initiatives, and an increase in other accounts receivable of $15.3 million.
Net cash provided by operating activities for the first six months of 2021 totaled $102.8 million, which included net income of $178.4 million and non-cash adjustments to net income totaling $101.7 million that were primarily comprised of depreciation and amortization of $87.9 million, stock-based compensation expense of $13.2 million, amortization of debt discount and debt issuance costs of $9.2 million, a net gain of $8.9 million resulting from the Canadian divestitures, and deferred income taxes of $3.0 million. Other sources of cash for the first six months of 2021 included an increase in accounts payable of $474.9 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $26.0 million, and an increase in accrued payroll and benefit costs of $1.9 million. Primary uses of cash in the first six months of 2021 included an increase in trade accounts receivable of $372.3 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $268.3 million to support increased customer demand, an increase in other accounts receivable of $25.4 million due to higher supplier volume rebate accruals, and an increase in other current and noncurrent assets of $14.3 million.
Investing Activities
Net cash used in investing activities for the first six months of 2022 was $31.0 million, compared to $32.4 million of net cash provided by investing activities during the first six months of 2021. Included in the first six months of 2022 was capital expenditures of $31.6 million, compared to $20.2 million for the six month period ended June 30, 2021. Included in the first six months of 2021 was $54.3 million of net proceeds from the divestiture of our legacy utility and data communications businesses in Canada.
Financing Activities
Net cash provided by financing activities for the first six months of 2022 was $340.5 million, compared to $289.7 million of net cash used in financing activities for the first six months of 2021. During the first six months of 2022, financing activities

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

were primarily comprised of borrowings and repayments of $1,516.3 million and $1,228.3 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $230.0 million and $125.0 million, respectively, related to our Receivables Facility. The first six months of 2022 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, $17.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $1.6 million.
During the first six months of 2021, financing activities primarily consisted of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021, borrowings and repayments of $914.8 million and $869.8 million, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $643.0 million and $413.0 million, respectively, related to our Receivables Facility. The first six months of 2021 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, net repayments related to our various international lines of credit of approximately $10.8 million, and $12.4 million of payments for taxes related to the exercise and vesting of stock-based awards.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, or the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks, such as the ongoing COVID-19 pandemic, supply chain disruptions, and the impact of Russia's invasion of Ukraine, including the impact of sanctions or other actions taken by the U.S. or other countries, the increased risk of cyber incidents and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

volatility, and logistics and capacity constraints, which may have a material adverse effect on the combined company's business, results of operations and financial condition, and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond each company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and WESCO International, Inc.'s other reports filed with the SEC.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Various of the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 address matters such as political instability, armed conflict, trade sanctions, cybersecurity, economic and financial market instability, supply chain challenges, commodity pricing and inflationary pressures. Russia’s invasion of Ukraine in the first quarter of 2022 and the resulting international response have heightened such risks. While Wesco’s business and operations have not been materially adversely affected thus far, the situation remains unstable and uncertain, and we are unable to predict the possible effects on us should the conflict escalate or be prolonged.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2022	2,132	$128.03	—	$—
May 1 – May 31, 2022	870	$140.22	—	$—
June 1 – June 30, 2022	207	$132.29	—	$—
Total	3,209	$131.61	—	$—
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

WESCO International, Inc.
(Registrant)

August 5, 2022	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2022	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)