Form 10-Q
period 2022-09-30
WESCO INTERNATIONAL INC
filed 2022-11-04
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2022, 50,843,668 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of
Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$234,083	$212,583
Trade accounts receivable, net of allowance for expected credit losses of $46,663 and $41,723 in 2022 and 2021, respectively	3,622,067	2,957,613
Other accounts receivable	388,748	375,885
Inventories	3,490,121	2,666,219
Prepaid expenses and other current assets	162,068	137,811
Total current assets	7,897,087	6,350,111
Property, buildings and equipment, net of accumulated depreciation of $406,960 and $365,345 in 2022 and 2021, respectively	372,083	379,012
Operating lease assets	575,159	530,863
Intangible assets, net	1,853,451	1,944,141
Goodwill	3,123,430	3,208,333
Other assets	259,354	205,239
Total assets	$14,080,564	$12,617,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,578,741	$2,140,251
Accrued payroll and benefit costs	239,309	314,962
Short-term debt and current portion of long-term debt	69,295	9,528
Other current liabilities	680,227	585,067
Total current liabilities	3,567,572	3,049,808
Long-term debt, net of debt discount and debt issuance costs of $60,765 and $70,572 in 2022 and 2021, respectively	5,192,816	4,701,542
Operating lease liabilities	455,356	414,248
Deferred income taxes	443,245	437,444
Other noncurrent liabilities	229,629	238,446
Total liabilities	$9,888,618	$8,841,488
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2022 and 2021	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,523,468 and 68,162,297 shares issued, and 50,836,855 and 50,474,806 shares outstanding in 2022 and 2021, respectively	685	682
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2022 and 2021, respectively	43	43
Additional capital	1,993,709	1,969,332
Retained earnings	3,590,688	3,004,690
Treasury stock, at cost; 22,026,044 and 22,026,922 shares in 2022 and 2021, respectively	(957,805)	(956,188)
Accumulated other comprehensive loss	(430,500)	(236,035)
Total WESCO International, Inc. stockholders' equity	4,196,820	3,782,524
Noncontrolling interests	(4,874)	(6,313)
Total stockholders’ equity	4,191,946	3,776,211
Total liabilities and stockholders’ equity	$14,080,564	$12,617,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net sales	$5,445,916	$4,728,325	$15,861,622	$13,365,592
Cost of goods sold (excluding depreciation and amortization)	4,241,401	3,720,332	12,418,561	10,581,406
Selling, general and administrative expenses	760,200	721,795	2,251,162	2,057,952
Depreciation and amortization	42,723	56,732	135,569	144,645
Income from operations	401,592	229,466	1,056,330	581,589
Interest expense, net	75,057	69,720	207,155	207,683
Other expense (income), net	688	(5,320)	3,007	(8,929)
Income before income taxes	325,847	165,066	846,168	382,835
Provision for income taxes	85,637	44,870	203,178	84,201
Net income	240,210	120,196	642,990	298,634
Less: Net income attributable to noncontrolling interests	608	600	1,439	665
Net income attributable to WESCO International, Inc.	239,602	119,596	641,551	297,969
Less: Preferred stock dividends	14,352	14,352	43,056	43,056
Net income attributable to common stockholders	$225,250	$105,244	$598,495	$254,913
Other comprehensive income:
Foreign currency translation adjustments and other	(146,732)	(50,277)	(194,465)	(12,217)
Comprehensive income attributable to common stockholders	$78,518	$54,967	$404,030	$242,696

Earnings per share attributable to common stockholders
Basic	$4.43	$2.09	$11.80	$5.07
Diluted	$4.30	$2.02	$11.42	$4.91

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30
	2022	2021
Operating activities:
Net income	$642,990	$298,634
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	135,569	144,645
Stock-based compensation expense	34,446	22,784
Amortization of debt discount and debt issuance costs	11,610	15,290
Gain on divestitures, net	—	(8,927)
Other operating activities, net	4,237	8,604
Deferred income taxes	7,246	(5,340)
Changes in assets and liabilities:
Trade accounts receivable, net	(737,639)	(521,491)
Other accounts receivable	(15,097)	(84,326)
Inventories	(886,328)	(428,405)
Other current and noncurrent assets	(101,476)	19,299
Accounts payable	479,645	550,858
Accrued payroll and benefit costs	(88,420)	65,136
Other current and noncurrent liabilities	102,596	95,909
Net cash (used in) provided by operating activities	(410,621)	172,670
Investing activities:
Capital expenditures	(59,366)	(25,170)
Proceeds from divestitures	—	56,010
Other investing activities, net	2,159	5,766
Net cash (used in) provided by investing activities	(57,207)	36,606
Financing activities:
Proceeds (repayments) of short-term debt, net	1,324	(10,288)
Repayment of 5.375% Senior Notes due 2021	—	(500,000)
Repayment of 5.375% Senior Notes due 2024	—	(354,704)
Proceeds from issuance of long-term debt	3,140,953	2,470,306
Repayments of long-term debt	(2,592,996)	(1,935,655)
Payments for taxes related to net-share settlement of equity awards	(24,963)	(20,784)
Payment of dividends	(43,056)	(43,056)
Debt issuance costs	(2,333)	(1,849)
Other financing activities, net	(1,678)	(14,174)
Net cash provided by (used in) financing activities	477,251	(410,204)

Effect of exchange rate changes on cash and cash equivalents	12,077	3,592
Net change in cash and cash equivalents	21,500	(197,336)
Cash and cash equivalents at the beginning of period	212,583	449,135
Cash and cash equivalents at the end of period	$234,083	$251,799
Supplemental disclosures:
Cash paid for interest	$140,668	$141,594
Cash paid for income taxes	$219,826	$53,759
Right-of-use assets obtained in exchange for new operating lease liabilities	$170,498	$120,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2021	$682	68,162,297	$43	4,339,431	$—	21,612	$1,969,332	$3,004,690	$(956,188)	(22,026,922)	$(6,313)	$(236,035)
Exercise of stock-based awards	4	365,833					(10)		(587)	(858)
Stock-based compensation expense							8,911
Tax withholding related to vesting of restricted stock units and retirement of common stock	(2)	(129,869)					(7,832)	(8,136)
Noncontrolling interests											388
Net income attributable to WESCO International, Inc.								181,243
Preferred stock dividends								(14,352)
Translation adjustments and other												31,640
Balance, March 31, 2022	$684	68,398,261	$43	4,339,431	$—	21,612	$1,970,401	$3,163,445	$(956,775)	(22,027,780)	$(5,925)	$(204,395)
Exercise of stock-based awards	—	11,648							(311)	(2,301)
Stock-based compensation expense							15,823
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(908)						(40)
Noncontrolling interests											443
Net income attributable to WESCO International, Inc.								220,706
Preferred stock dividends								(14,352)
Translation adjustments and other	10						(257)	1,177	3			(79,373)
Balance, June 30, 2022	$694	68,409,001	$43	4,339,431	$—	21,612	$1,985,967	$3,370,936	$(957,083)	(22,030,081)	$(5,482)	$(283,768)
Exercise of stock-based awards	2	174,996					38		(722)	4,037
Stock-based compensation expense							9,712
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(60,529)					(2,023)	(4,411)
Noncontrolling interests											608
Net income attributable to WESCO International, Inc.								239,602
Preferred stock dividends								(14,352)
Translation adjustments and other	(10)						15	(1,087)				(146,732)
Balance, September 30, 2022	$685	68,523,468	$43	4,339,431	$—	21,612	$1,993,709	$3,590,688	$(957,805)	(22,026,044)	$(4,874)	$(430,500)

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	2	165,641					(38)		(1,421)	(15,330)
Stock-based compensation expense							5,954
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(35,289)					(2,209)	(617)
Noncontrolling interests											(24)
Net income attributable to WESCO International, Inc.								59,178
Preferred stock dividends								(14,352)
Translation adjustments and other												16,841
Balance, March 31, 2021	$678	67,726,867	$43	4,339,431	$—	21,612	$1,946,517	$2,645,871	$(939,756)	(21,886,291)	$(7,357)	$(246,293)
Exercise of stock-based awards	2	194,615					(1)		(7,942)	(74,698)
Stock-based compensation expense							7,225
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,520)					(88)	(49)
Noncontrolling interests											89
Net income attributable to WESCO International, Inc.								119,195
Preferred stock dividends								(14,352)
Translation adjustments and other												21,219
Balance, June 30, 2021	$680	67,919,962	$43	4,339,431	$—	21,612	$1,953,653	$2,750,665	$(947,698)	(21,960,989)	$(7,268)	$(225,074)
Exercise of stock-based awards	2	187,770					(2)		(2,306)	(19,858)
Stock-based compensation expense							9,605
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(58,214)					(1,887)	(4,162)
Noncontrolling interests											600
Net income attributable to WESCO International, Inc.								119,596
Preferred stock dividends								(14,352)
Translation adjustments and other												(50,277)
Balance, September 30, 2021	$681	68,049,518	$43	4,339,431	$—	21,612	$1,961,369	$2,851,747	$(950,004)	(21,980,847)	$(6,668)	$(275,351)

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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2022, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income and the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022, and 2021, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted and Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this ASU during the first quarter of 2022 in connection with amending Wesco's credit facilities, as disclosed in Note 7, "Debt". The replacement of London Interbank Offered Rate ("LIBOR") and the related adoption of the optional guidance under this accounting standard did not have a material impact on the Company's consolidated financial statements and notes thereto.
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
In September 2022, the FASB issued ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Management is currently evaluating the impact that the adoption of this accounting standard will have on its consolidated financial statements and notes thereto.
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
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Electrical & Electronic Solutions	$2,234,771	$1,982,485	$6,654,883	$5,626,309
Communications & Security Solutions	1,602,459	1,488,689	4,638,631	4,200,424
Utility & Broadband Solutions	1,608,686	1,257,151	4,568,108	3,538,859
Total by segment	$5,445,916	$4,728,325	$15,861,622	$13,365,592

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
United States	$4,050,924	$3,407,437	$11,745,090	$9,656,183
Canada	765,281	709,507	2,288,146	2,020,395
Other International(1)	629,711	611,381	1,828,386	1,689,014
Total by geography(2)	$5,445,916	$4,728,325	$15,861,622	$13,365,592
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At September 30, 2022 and December 31, 2021, $55.5 million and $35.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of September 30, 2022 and December 31, 2021, the Company had contract assets of $38.6 million and $33.4 million, respectively, resulting from arrangements where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended September 30, 2022 and 2021 by approximately $120.5 million and $85.8 million, respectively, and by approximately $324.1 million and $246.9 million for the nine months ended September 30, 2022 and 2021, respectively. The variable consideration for the three and nine months ended September 30, 2021 reflect adjustments that reduced the previously disclosed amounts by $9.7 million and $27.8 million, respectively. As of September 30, 2022 and December 31, 2021, the Company's estimated product return obligation was $45.5 million and $38.8 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $77.9 million and $63.5 million for the three months ended September 30, 2022 and 2021, respectively, and $222.0 million and $179.5 million for the nine months ended September 30, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table sets forth the changes in the carrying value of goodwill:

	Nine Months Ended
	September 30, 2022
	EES	CSS	UBS	Total
	(In thousands)
Beginning balance, January 1	$860,958	$1,121,712	$1,225,663	$3,208,333
Foreign currency exchange rate changes	(44,301)	(14,449)	(26,153)	(84,903)
Ending balance, September 30	$816,657	$1,107,263	$1,199,510	$3,123,430
Intangible Assets
The components of intangible assets are as follows:

		As of
		September 30, 2022			December 31, 2021
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In thousands)
Trademarks	Indefinite	$791,228	$—	$791,228	$795,065	$—	$795,065
Customer relationships	10 - 20	1,400,841	(352,638)	1,048,203	1,431,251	(308,180)	1,123,071
Distribution agreements	15 - 19	29,212	(23,936)	5,276	29,212	(22,714)	6,498
Trademarks	5 - 12	15,543	(6,799)	8,744	38,758	(20,058)	18,700
Non-compete agreements	2	—	—	—	4,300	(3,493)	807
		$2,236,824	$(383,373)	$1,853,451	$2,298,586	$(354,445)	$1,944,141
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $21.0 million and $37.1 million for the three months ended September 30, 2022 and 2021, respectively, and $71.4 million and $85.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2022	$20,467
2023	81,838
2024	79,445
2025	76,389
2026	71,073
Thereafter	733,011

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. STOCK-BASED COMPENSATION
Wesco’s stock-based compensation awards are comprised of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on an annual basis. No dividends are assumed. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
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
During the three and nine months ended September 30, 2022 and 2021, Wesco granted the following stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options granted	3,249	—	92,799	—
Weighted-average fair value	$54.13	$—	$57.15	$—

Stock-settled stock appreciation rights granted	—	—	—	139,592
Weighted-average fair value	$—	$—	$—	$33.19

Restricted stock units granted	1,669	6,897	226,615	314,480
Weighted-average fair value	$112.33	$108.76	$122.04	$77.81

Performance-based awards granted	—	—	83,991	122,812
Weighted-average fair value	$—	$—	$122.09	$76.76

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair values of stock options and stock-settled stock appreciation rights, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Risk free interest rate	2.9%	n/a	2.0%	0.8%
Expected life (in years)	7	n/a	7	7
Expected volatility	44%	n/a	43%	41%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve as of the grant date. The expected life is based on historical exercise experience and the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award.
The following table sets forth a summary of stock options for the nine months ended September 30, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	—	$—
Granted	92,799	121.58
Exercised	—	—
Forfeited	(5,452)	122.09
Outstanding at September 30, 2022	87,347	$121.55	9.3	$39
Exercisable at September 30, 2022	879	$122.09	0.9	$—
The following table sets forth a summary of stock-settled stock appreciation rights for the nine months ended September 30, 2022:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	1,370,388	$62.09
Granted	—	—
Exercised	(101,076)	61.79
Forfeited	(8,891)	73.35
Outstanding at September 30, 2022	1,260,421	$62.03	5.4	$72,283
Exercisable at September 30, 2022	1,095,626	$61.92	5.1	$62,959
For the nine months ended September 30, 2022, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $7.3 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of time-based restricted stock units for the nine months ended September 30, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	974,162	$53.48
Granted	226,615	122.04
Vested	(382,954)	53.23
Forfeited	(35,118)	62.58
Unvested at September 30, 2022	782,705	$73.04

The following table sets forth a summary of performance-based awards for the nine months ended September 30, 2022:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2021	380,819	$59.23
Granted	83,991	122.09
Vested	(115,394)	54.64
Forfeited	(14,087)	60.75
Unvested at September 30, 2022	335,329	$75.26
Wesco recognized $9.7 million and $9.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $34.4 million and $22.8 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in selling, general and administrative expenses for all such periods. As of September 30, 2022, there was $58.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $10.7 million is expected to be recognized over the remainder of 2022, $30.8 million in 2023, $14.9 million in 2024 and $1.8 million in 2025.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the details of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2022	2021	2022	2021
Net income attributable to WESCO International, Inc.	$239,602	$119,596	$641,551	$297,969
Less: Preferred stock dividends	14,352	14,352	43,056	43,056
Net income attributable to common stockholders	$225,250	$105,244	$598,495	$254,913
Weighted-average common shares outstanding used in computing basic earnings per share	50,815	50,386	50,711	50,252
Common shares issuable upon exercise of dilutive equity awards	1,574	1,677	1,675	1,644
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,389	52,063	52,386	51,896
Earnings per share attributable to common stockholders
Basic	$4.43	$2.09	$11.80	$5.07
Diluted	$4.30	$2.02	$11.42	$4.91
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and nine months ended September 30, 2022, there were 88,896 and 88,071 antidilutive shares, respectively. For the three months ended September 30, 2021, there we no antidilutive stock-based awards, and for the nine months then ended, there were 139,592 antidilutive shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
International lines of credit	$6,659	$7,354
Accounts Receivable Securitization Facility	1,525,000	1,270,000
Revolving Credit Facility	883,097	596,959
5.50% Anixter Senior Notes due 2023	58,636	58,636
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $7,155 and $8,088 in 2022 and 2021, respectively	1,317,845	1,316,912
Finance lease obligations	19,872	18,563
Total debt	5,315,282	4,772,597
Plus: Fair value adjustment to the Anixter Senior Notes	439	957
Less: Unamortized debt issuance costs	(53,610)	(62,484)
Less: Short-term debt and current portion of long-term debt(1)	(69,295)	(9,528)
Total long-term debt	$5,192,816	$4,701,542
(1)    As of September 30, 2022, short-term debt and current portion of long-term debt includes the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which mature on March 1, 2023.
Accounts Receivable Securitization Facility
On March 1, 2022, WESCO Distribution, Inc. (“Wesco Distribution”) amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Fourth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator. The Fourth Receivables Amendment modified the receivables purchase agreement entered into on June 22, 2020 (the “Receivables Purchase Agreement”). The Fourth Receivables Amendment, among other things, (i) increased the purchase limit under the Receivables Facility from $1,300 million to $1,400 million, (ii) increased the aggregate commitment from $1,500 million to $1,750 million under an accordion feature that permits requests to increase the purchase limit, and (iii) extended the maturity date from June 1, 2024 to March 1, 2025. Additionally, the Fourth Receivables Amendment replaced the LIBOR interest rate option with Secured Overnight Financing Rate-based (“SOFR”) interest rate options, including term SOFR and daily simple SOFR, and decreased the interest rate spread from 1.15% to 1.10%. The commitment fee of the Receivables Facility were unchanged.
On August 2, 2022, Wesco Distribution further amended its Receivables Facility pursuant to the terms and conditions of a Fifth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Fifth Receivables Amendment”). The Fifth Receivables Amendment amends the Receivables Purchase Agreement to, among other things, increase the purchase limit under the Receivables Facility from $1,400 million to $1,525 million and to decrease the interest rate spread from 1.10% to 1.05%. The maturity date and commitment fee of the Receivables Facility were unchanged.

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
Revolving Credit Facility
On March 1, 2022, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Revolver Amendment”), by and among Wesco Distribution, as the borrower representative, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, the lenders party thereto and Barclays Bank PLC, as the administrative agent. The Second Revolver Amendment modified the revolving credit facility entered into on June 22, 2020 (the "Revolving Credit Agreement"). The Second Revolver Amendment, among other things, (i) increased the revolving commitments under the Revolving Credit Facility from $1,200 million to $1,350 million, (ii) increased the sub-facility for loans denominated in Canadian dollars from $500 million to $550 million, (iii) increased the capacity to request increases in the aggregate revolving commitments from $400 million to $650 million, (iv) modified certain negative covenants to provide for additional flexibility, and (v) extended the maturity date from June 22, 2025 to March 1, 2027. Additionally, the Second Revolver Amendment replaced the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings.
On August 2, 2022, Wesco Distribution further amended its Revolving Credit Facility pursuant to the terms and conditions of a Third Amendment to Fourth Amended and Restated Credit Agreement (the “Third Revolver Amendment”). The Third Revolver Amendment amends the Revolving Credit Agreement to, among other things, increase the revolving commitments under the Revolving Credit Facility from $1,350 million to $1,525 million and to increase the sub-facility for loans denominated in Canadian dollars from $550 million to $600 million. The maturity date and interest rate spreads of the Revolving Credit Facility were unchanged.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco incurred charges of $12.4 million and $16.4 million for the three months ended September 30, 2022 and 2021, respectively, and $45.4 million and $49.1 million for the nine months ended September 30, 2022 and 2021, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the "Wesco Deferred Compensation Plan") that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of September 30, 2022 and December 31, 2021, the Company's obligation under the Wesco Deferred Compensation Plan was $19.6 million and $20.9 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Defined Benefit Plans
Wesco sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp., a wholly-owned subsidiary of the Company (the "EECOL Plan") and a Supplemental Executive Retirement Plan for certain executives of EECOL Electric Corp. (the "EECOL SERP").
Anixter Inc. sponsors the Anixter Inc. Pension Plan, which was closed to entrants first hired or rehired on or after July 1, 2015, and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the "EECOL Plan" and "EECOL SERP", the "Foreign Plans"). The majority of the Company's defined benefit pension plans are non-contributory, and with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the plan agreements. The Anixter Inc. Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Service. With the exception of the EECOL SERP, which is an unfunded plan, the Foreign Plans are funded as required by applicable foreign laws.
During the fourth quarter of 2021, the Company adopted certain plan amendments to: (i) freeze the benefits provided under the Anixter Inc. Pension Plan effective December 31, 2021, (ii) close participation in the EECOL Plan and EECOL SERP effective December 31, 2021, and (iii) freeze the benefit accruals under the Pension Plan for Employees of Anixter Canada Inc., the EECOL Plan and the EECOL SERP effective December 31, 2023.
The Company expects to contribute approximately $10.8 million to its Foreign Plans in 2022, of which approximately $9.3 million was contributed during the nine months ended September 30, 2022. The Company does not expect to make a contribution to its domestic qualified pension plan in 2022 due to its overfunded status.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Domestic Plans		Foreign Plans		Total
Service cost	$—	$764	$2,047	$3,251	$2,047	$4,015
Interest cost	2,083	2,018	2,174	2,465	4,257	4,483
Expected return on plan assets	(3,497)	(4,414)	(4,017)	(4,277)	(7,514)	(8,691)
Recognized actuarial gain(1)	—	—	(179)	103	(179)	103
Net periodic pension (benefit) cost	$(1,414)	$(1,632)	$25	$1,542	$(1,389)	$(90)

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Domestic Plans		Foreign Plans		Total
Service cost	$—	$2,291	$6,318	$9,791	$6,318	$12,082
Interest cost	6,250	6,095	6,742	7,425	12,992	13,520
Expected return on plan assets	(10,491)	(13,241)	(12,468)	(12,898)	(22,959)	(26,139)
Recognized actuarial gain(1)	—	—	(547)	311	(547)	311
Settlement	—	(19)	—	—	—	(19)
Net periodic pension (benefit) cost	$(4,241)	$(4,874)	$45	$4,629	$(4,196)	$(245)
(1)    For the three and nine months ended September 30, 2022 and 2021, no material amounts were reclassified from accumulated other comprehensive income into net income.
The service cost of $2.0 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.3 million and $12.1 million for the nine months ended September 30, 2022 and 2021, respectively, is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $3.4 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $10.5 million and $12.3 million for the nine months ended September 30, 2022 and 2021, respectively, are presented as components of other non-operating income ("other expense (income), net").
Other Benefits
Prior to its acquisition by Wesco on June 22, 2020, Anixter granted restricted stock units in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Company's merger with Anixter, were converted into cash-only settled Wesco phantom stock units, which vest ratably over a 3-year period. As of September 30, 2022 and December 31, 2021, the estimated fair value of these awards was $7.9 million and $22.7 million, respectively.
As of September 30, 2022, the Company's liability for these awards is $7.1 million, which is included in accrued payroll and benefit costs in the Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company's liability for these awards was $17.3 million, of which $10.9 million was included in accrued payroll and benefit costs and $6.4 million was a component of other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company recognized compensation expense associated with these awards of $1.8 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively, which is reported as a component of selling, general and administrative expenses.
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
The carrying value of Wesco's debt instruments with fixed interest rates was $2,881.1 million and $2,880.7 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of this debt was $2,866.5 million and $3,118.0 million as of September 30, 2022 and December 31, 2021, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of September 30, 2022 and December 31, 2021.
The Company purchases foreign currency forward contracts to minimize the effect of fluctuations in foreign currency-denominated accounts on its earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist that could affect the value of its derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At September 30, 2022 and December 31, 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At September 30, 2022 and December 31, 2021, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $224.3 million and $188.6 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2022 was 26.3% and 24.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 27.2% and 22.0%, respectively. Wesco’s effective tax rate typically differs from the federal statutory income tax rate due to the tax effect of intercompany financing, foreign tax rate differences, the U.S. taxes imposed on foreign income, nondeductible expenses and state income taxes. For the three months ended September 30, 2022 and 2021, the effective tax rate reflects discrete income tax benefits of $3.2 million and $3.3 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits were offset by discrete income tax expense of $0.8 million and $4.2 million, respectively, resulting from return-to-provision adjustments. The net impact of discrete income tax items was a reduction to the estimated annual effective tax rate of approximately 0.7 percentage points for the three months ended September 30, 2022 and an increase of 0.7 percentage points for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, the effective tax rate reflects discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as the exercise and vesting of stock-based awards of $9.4 million and $7.8 million, respectively. These discrete income tax benefits were partially offset by discrete income tax expense of $0.8 million and $4.2 million, respectively, resulting from return-to-provision adjustments. The net impact of discrete income tax items was a reduction to the estimated annual effective tax rate in such periods of approximately 2.6 and 3.1 percentage points, respectively.
There have been no material adjustments to liabilities for uncertain tax positions since December 31, 2021.
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
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Three Months Ended September 30, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$2,234,771	$1,602,459	$1,608,686	$—	$5,445,916
Adjusted EBITDA	225,764	156,370	186,257	(102,495)	465,896
Adjusted EBITDA Margin %	10.1%	9.8%	11.6%		8.6%

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$1,982,485	$1,488,689	$1,257,151	$—	$4,728,325
Adjusted EBITDA	173,898	133,701	114,674	(92,013)	330,260
Adjusted EBITDA Margin %	8.8%	9.0%	9.1%		7.0%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(In thousands)	Nine Months Ended September 30, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$6,654,883	$4,638,631	$4,568,108	$—	$15,861,622
Adjusted EBITDA	653,630	429,452	491,652	(300,256)	1,274,478
Adjusted EBITDA Margin %	9.8%	9.3%	10.8%		8.0%

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$5,626,309	$4,200,424	$3,538,859	$—	$13,365,592
Adjusted EBITDA	453,894	355,521	299,030	(252,391)	856,054
Adjusted EBITDA Margin %	8.1%	8.5%	8.4%		6.4%

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,541,553	$4,988,009	$3,817,459	$733,543	$14,080,564

	As of
	December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,098,335	$4,601,132	$3,266,231	$652,001	$12,617,699
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets and right-of-use assets associated with operating leases.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$214,054	$138,747	$180,354	$(307,905)	$225,250
Net income attributable to noncontrolling interests	200	—	—	408	608
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	85,637	85,637
Interest expense, net	—	—	—	75,057	75,057
Depreciation and amortization	9,596	15,929	5,859	11,339	42,723
Other (income) expense, net	(1,069)	266	(1,063)	2,554	688
Stock-based compensation expense(1)	2,983	1,428	1,107	2,853	8,371
Merger-related and integration costs	—	—	—	13,210	13,210
Adjusted EBITDA	$225,764	$156,370	$186,257	$(102,495)	$465,896
Adjusted EBITDA margin %	10.1%	9.8%	11.6%		8.6%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended September 30, 2022 excludes $1.3 million as such amount is included in merger-related and integration costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$155,627	$107,898	$108,150	$(266,431)	$105,244
Net income attributable to noncontrolling interests	309	—	—	291	600
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	44,870	44,870
Interest expense, net	—	—	—	69,720	69,720
Depreciation and amortization	16,840	24,723	5,869	9,300	56,732
Other (income) expense, net	(726)	328	22	(4,944)	(5,320)
Stock-based compensation expense(1)	1,848	752	633	5,079	8,312
Merger-related and integration costs	—	—	—	35,750	35,750
Adjusted EBITDA	$173,898	$133,701	$114,674	$(92,013)	$330,260
Adjusted EBITDA margin %	8.8%	9.0%	9.1%		7.0%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended September 30, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

	Nine Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$615,547	$373,073	$472,119	$(862,244)	$598,495
Net income attributable to noncontrolling interests	561	—	—	878	1,439
Preferred stock dividends	—	—	—	43,056	43,056
Provision for income taxes	—	—	—	203,178	203,178
Interest expense, net	—	—	—	207,155	207,155
Depreciation and amortization	32,818	51,916	17,315	33,520	135,569
Other (income) expense, net	(2,646)	716	(452)	5,389	3,007
Stock-based compensation expense(1)	7,350	3,747	2,670	16,612	30,379
Merger-related and integration costs	—	—	—	52,200	52,200
Adjusted EBITDA	$653,630	$429,452	$491,652	$(300,256)	$1,274,478
Adjusted EBITDA margin %	9.8%	9.3%	10.8%		8.0%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the nine months ended September 30, 2022 excludes $4.1 million as such amount is included in merger-related and integration costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$410,233	$292,537	$289,851	$(737,708)	$254,913
Net income attributable to noncontrolling interests	158	—	—	507	665
Preferred stock dividends	—	—	—	43,056	43,056
Provision for income taxes	—	—	—	84,201	84,201
Interest expense, net	—	—	—	207,683	207,683
Depreciation and amortization	40,184	60,257	16,545	27,659	144,645
Other (income) expense, net	(1,329)	909	44	(8,553)	(8,929)
Stock-based compensation expense(1)	4,648	1,818	1,517	10,972	18,955
Merger-related and integration costs	—	—	—	119,792	119,792
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$453,894	$355,521	$299,030	$(252,391)	$856,054
Adjusted EBITDA margin %	8.1%	8.5%	8.4%		6.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the nine months ended September 30, 2021 excludes $3.8 million as such amount is included in merger-related and integration costs.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.
13. SUBSEQUENT EVENTS
On October 27, 2022, the Company provided notice to participants in the Anixter Inc. Pension Plan of its intention to terminate such plan effective December 31, 2022. The Company will incorporate certain estimates that reflect the pending settlement in the assumptions used to measure the projected benefit obligation associated with this plan at the next measurement date as of December 31, 2022. The Company does not expect the termination to result in any curtailment gain or loss as the Anixter Inc. Pension Plan had previously been frozen during the fourth quarter of 2021. The Company anticipates that the assets held by the plan are sufficient to satisfy all benefit obligations upon termination.
On October 31, 2022, Wesco Distribution amended its Receivables Facility to increase the purchase limit from $1,525 million to $1,625 million.
Also on October 31, 2022, Wesco Distribution amended its Revolving Credit Facility to increase the revolving commitments from $1,525 million to $1,725 million and to increase the sub-facility for loans denominated in Canadian dollars from $600 million to $625 million.
On November 1, 2022, through its wholly-owned subsidiary Wesco Distribution, the Company closed its acquisition of Rahi Systems Holdings, Inc., a leading provider of global hyperscale data center solutions headquartered in Fremont, California. Wesco funded the purchase price paid at closing of $217 million with cash, and borrowings under the Receivables Facility and the Revolving Credit Facility. Due to the timing of the close of the acquisition, the Company will complete its preliminary purchase price allocation during the fourth quarter of 2022.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the "SEC"). In this Item 2, "Wesco" refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to "we," "us," "our" and the "Company" refer to Wesco and its subsidiaries.
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
We employ more than 18,000 people, maintain relationships with approximately 45,000 suppliers, and serve approximately 140,000 customers worldwide. With nearly 1,500,000 products, end-to-end supply chain services, and extensive digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We have approximately 800 branches, warehouses and sales offices with operations in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
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
Overall Financial Performance
Our financial results for the first nine months of 2022 compared to the first nine months of 2021 reflect double-digit sales growth driven by the benefits of increased scale, secular growth trends and the execution of our cross-sell program, as well as margin expansion and the realization of integration synergies, partially offset by higher selling, general and administrative ("SG&A") payroll and payroll-related expenses consisting of salaries and variable compensation, volume-related costs, along with expenses associated with our digital transformation initiatives.
Net sales for the first nine months of 2022 increased $2.5 billion, or 18.7%, over the corresponding prior year period. The increase reflects price inflation, continued strong demand, secular growth trends, and execution of our cross-sell program, partially offset by the negative impact of fluctuations in foreign exchange rates. Cost of goods sold as a percentage of net sales was 78.3% and 79.2% for the first nine months of 2022 and 2021, respectively. The improvement of 90 basis points reflects our focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program. Cost of goods sold for the first nine months of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 20 basis points.
Income from operations was $1.1 billion for the first nine months of 2022 compared to $0.6 billion for the first nine months of 2021, an increase of $474.7 million, or 81.6%. Income from operations as a percentage of net sales was 6.7% for the current nine-month period, compared to 4.4% for the first nine months of the prior year. Income from operations for the first nine months of 2022 includes merger-related and integration costs of $52.2 million. Additionally, in connection with an integration initiative to review our brand strategy, certain legacy trademarks are migrating to a master brand architecture, which resulted in $9.4 million of accelerated amortization expense for the nine months ended September 30, 2022. Adjusted for these amounts, income from operations was 7.0% of net sales. For the first nine months of 2021, income from operations adjusted for merger-related and integration costs of $119.8 million, accelerated trademark amortization expense of $20.2 million, and a net gain of $8.9 million resulting from the divestiture of our legacy utility and data communications businesses in Canada during the first quarter of 2021 was 5.3% of net sales. For the nine months ended September 30, 2022, income from operations compared to the prior year improved across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration synergies. Income from operations for the first nine months of 2022 was negatively impacted by higher SG&A payroll and payroll-related expenses consisting of salaries and variable compensation, as well as higher volume-related costs and expenses associated with our digital transformation initiatives.
Earnings per diluted share for the first nine months of 2022 was $11.42, based on 52.4 million diluted shares, compared to $4.91 for the first nine months of 2021, based on 51.9 million diluted shares. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first nine months of 2022 was $12.29. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on Canadian divestitures, and the related income tax effects, earnings per diluted share for the first nine months of 2021 was $6.80. Adjusted earnings per diluted share increased 80.7% year-over-year.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

During the first nine months of 2022, we continued to experience strong demand from many of our customers. We also continued to experience some delays in receiving products from our suppliers. We believe that the impact of these supply chain issues on our net sales for the third quarter of 2022 was consistent with the first and second quarters of the year. We are aggressively managing supply chain issues, which includes increasing inventory levels to service our customers. Our industry and the broader economy are experiencing supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We anticipate that these supply chain challenges, as well as inflationary pressures, will continue for the remainder of 2022 and may extend into 2023. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts from these disruptions at this time.
There continues to be ongoing uncertainties associated with the COVID-19 pandemic, including with respect to economic conditions and the possible resurgence of COVID-19 whether through the emergence of new variants of the virus or otherwise. As the duration and severity of the COVID-19 pandemic cannot be predicted, there is significant uncertainty as to the ultimate impact that COVID-19 will have on our business, results of operations and financial condition.
Cash Flow
Operating cash flow for the first nine months of 2022 was an outflow of $410.6 million. Net cash used in operating activities included net income of $643.0 million and non-cash adjustments to net income totaling $193.1 million, which were primarily comprised of depreciation and amortization of $135.6 million, stock-based compensation expense of $34.4 million, amortization of debt discount and debt issuance costs of $11.6 million, and deferred income taxes of $7.2 million. Operating cash flow also included changes in assets and liabilities of $1.2 billion, which were primarily comprised of an increase in inventories of $886.3 million as a result of investments to address supply chain challenges and to support increases in our sales backlog, including project-based business, an increase in trade accounts receivable of $737.6 million resulting from higher sales, partially offset by an increase in accounts payable of $479.6 million due to the aforementioned higher purchases of inventory.
Investing activities primarily included $59.4 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of borrowings and repayments of $2.8 billion and $2.5 billion, respectively, related to our revolving credit facility (the "Revolving Credit Facility"), and borrowings and repayments of $380.0 million and $125.0 million, respectively, related to our accounts receivable securitization facility (the "Receivables Facility"). Financing activities for the first nine months of 2022 also included $43.1 million of dividends paid to holders of our Series A Preferred Stock, $25.0 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $0.2 million.
Financing Availability
During the first and third quarters of 2022 we amended our Receivables Facility and Revolving Credit Facility to, among other things, increase their borrowing capacities, extend their maturity dates, and replace London Inter-Bank Offered Rate-based (“LIBOR”) interest rate options with Secured Overnight Financing Rate-based (“SOFR”) interest rate options.
See Note 7, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements for additional disclosure regarding the amendments to these facilities.
As of September 30, 2022, we had $600.3 million in total available borrowing capacity under our Revolving Credit Facility, which matures in March 2027.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
Third Quarter of 2022 versus Third Quarter of 2021
The following table sets forth the percentage relationship to net sales of the financial statement line items in our Condensed Consolidated Statements of Income for the periods presented:

	Three Months Ended
	September 30, 2022	September 30, 2021
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	77.9	78.7
Selling, general and administrative expenses	14.0	15.3
Depreciation and amortization	0.7	1.1
Income from operations	7.4	4.9
Interest expense, net	1.4	1.4
Other expense (income), net	—	—
Income before income taxes	6.0	3.5
Provision for income taxes	1.6	0.9
Net income	4.4	2.6
Net income attributable to noncontrolling interests	—	—
Net income attributable to WESCO International, Inc.	4.4	2.6
Preferred stock dividends	0.3	0.4
Net income attributable to common stockholders	4.1%	2.2%
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Three Months Ended		Growth/(Decline)
	September 30, 2022	September 30, 2021	Reported	Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In thousands)
EES	$2,234,771	$1,982,485	12.7%	—%	(2.2)%	—%	14.9%
CSS	1,602,459	1,488,689	7.6%	—%	(2.0)%	—%	9.6%
UBS	1,608,686	1,257,151	28.0%	—%	(0.6)%	—%	28.6%
Total net sales	$5,445,916	$4,728,325	15.2%	—%	(1.7)%	—%	16.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales.
Net sales were $5.4 billion for the third quarter of 2022 compared to $4.7 billion for the third quarter of 2021, an increase of 15.2%, reflecting price inflation, continued strong demand, secular growth trends, and the execution of our cross-sell program. Organic sales for the third quarter of 2022 grew by 16.9% as fluctuations in foreign exchange rates negatively impacted reported net sales by 1.7%. All segments reported increased sales versus the prior year period, as described below. For the three months ended September 30, 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales of $2.2 billion for the third quarter of 2022 compared to $2.0 billion for the third quarter of 2021, an increase of 12.7%. Organic sales for the third quarter of 2022 grew by 14.9% as fluctuations in foreign exchange rates negatively impacted reported net sales by 2.2%. The increase reflects price inflation and strong end market demand, partially offset by the effect of supply chain constraints and commodity prices.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported net sales of $1.6 billion for the third quarter of 2022 compared to $1.5 billion for the third quarter of 2021, an increase of 7.6%. Organic sales for the third quarter of 2022 grew by 9.6% as fluctuations in foreign exchange rates negatively impacted reported net sales by 2.0%. The increase reflects price inflation, growth in our security solutions and network infrastructure businesses, as well as and the benefits of cross selling, partially offset by the effect of supply chain constraints.
UBS reported net sales of $1.6 billion for the third quarter of 2022 compared to $1.3 billion for the third quarter of 2021, an increase of 28.0%. Organic sales for the third quarter of 2022 grew by 28.6% as fluctuations in foreign exchange rates negatively impacted reported net sales by 0.6%. The increase reflects price inflation, broad-based growth driven by investments in electrification, green energy, grid modernization and hardening, and rural broadband development, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2022 was $4.2 billion compared to $3.7 billion for the third quarter of 2021, an increase of $521.1 million. Cost of goods sold as a percentage of net sales was 77.9% and 78.7% for the third quarter of 2022 and 2021, respectively. The favorable reduction of 80 basis points reflects our focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program. The third quarter of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 10 basis points.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the third quarter of 2022 totaled $760.2 million versus $721.8 million for the third quarter of 2021, an increase of $38.4 million, or 5.3%. As a percentage of net sales, SG&A expenses were 14.0% and 15.3% for the third quarter of 2022 and 2021, respectively. SG&A expenses for the third quarter of 2022 include merger-related and integration costs of $13.2 million. Adjusted for this amount, SG&A expenses were $747.0 million, or 13.7% of net sales, for the third quarter of 2022. SG&A expenses for the third quarter of 2021 include $35.8 million of merger-related and integration costs. Adjusted for this amount, SG&A expenses were $686.0 million, or 14.5% of net sales, for the third quarter of 2021.
SG&A payroll and payroll-related expenses for the third quarter of 2022 of $481.7 million increased by $15.8 million compared to the same period in 2021 primarily due to higher salaries.
SG&A expenses not related to payroll and payroll-related costs for the third quarter of 2022 were $278.5 million compared to $255.9 million for the same period in 2021. The increase of $22.6 million primarily reflects higher volume-related costs driven by significant sales growth and digital transformation initiatives that contributed to higher expenses in the third quarter of 2022. These increases were partially offset by the realization of integration cost synergies, as well as lower professional and consulting fees associated with integration activities.
Depreciation and Amortization
Depreciation and amortization decreased $14.0 million to $42.7 million for the third quarter of 2022 compared to $56.7 million for the third quarter of 2021. The third quarter of 2022 and 2021 includes $0.4 million and $15.1 million, respectively, resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above. As of September 30, 2022, we expect to recognize approximately $0.4 million of amortization expense for trademarks migrating to our master brand architecture over the remainder of 2022 and $5.3 million thereafter.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$213,185	$139,013	$179,291	$(129,897)	$401,592

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$155,210	$108,226	$108,172	$(142,142)	$229,466
Income from operations was $401.6 million for the third quarter of 2022 compared to $229.5 million for the third quarter of 2021. The increase of $172.1 million, or 75.0%, reflects sales growth and lower cost of goods sold as a percentage of net sales, along with the realization of integration synergies, partially offset by higher SG&A payroll and payroll-related expenses, volume-related costs, as well as expenses associated with our digital transformation initiatives. Income from operations for the third quarter of 2022 was not materially affected by higher pricing related to inflation given the offsetting effect of higher costs for certain products.
EES reported income from operations of $213.2 million for the third quarter of 2022 compared to $155.2 million for the third quarter of 2021. The increase of $58.0 million primarily reflects the factors impacting the overall business, as described above.
CSS reported income from operations of $139.0 million for the third quarter of 2022 compared to $108.2 million for the third quarter of 2021. The increase of $30.8 million primarily reflects the factors impacting the overall business, as described above, as well as the negative impact of approximately 20 basis points from the prior year personal protective equipment inventory value write-down described in our overall results above.
UBS reported income from operations of $179.3 million for the third quarter of 2022 compared to $108.2 million for the third quarter of 2021. The increase of $71.1 million primarily reflects the factors impacting the overall business, as described above.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $129.9 million for the third quarter of 2022 compared to $142.1 million for the third quarter of 2021. The decrease of $12.2 million primarily reflects a decrease in professional and consulting fees associated with integration activities.
Interest Expense, net
Net interest expense totaled $75.1 million for the third quarter of 2022 compared to $69.7 million for the third quarter of 2021. The increase reflects higher borrowings and an increase in variable interest rates.
Other Expense (Income), net
Other non-operating expense totaled $0.7 million for the third quarter of 2022 compared to other non-operating income of $5.3 million for the third quarter of 2021. As disclosed in Note 8, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $3.4 million and $4.1 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended September 30, 2022 and 2021, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $4.4 million for the third quarter of 2022 compared to a net gain of $1.3 million for the third quarter of 2021.
Income Taxes
The provision for income taxes was $85.6 million for the third quarter of 2022 compared to $44.9 million for the corresponding quarter of the prior year, resulting in effective tax rates of 26.3% and 27.2%, respectively. The effective tax rate for the quarter ended September 30, 2022 was lower than the comparable prior year period due to the favorable net impact of discrete income tax items.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Income and Earnings per Share
Net income for the third quarter of 2022 was $240.2 million compared to $120.2 million for the third quarter of 2021, an increase of $120.0 million, or 99.8%.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $14.4 million for the third quarter of 2022 and 2021.
Net income and earnings per diluted share attributable to common stockholders were $225.3 million and $4.30, respectively, for the third quarter of 2022 compared to $105.2 million and $2.02, respectively, for the third quarter of 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $235.2 million and $4.49, respectively, for the three months ended September 30, 2022 compared to $142.6 million and $2.74, respectively, for the three months ended September 30, 2021.
The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
Adjusted SG&A Expenses:	September 30, 2022	September 30, 2021
	(In thousands)
Selling, general and administrative expenses	$760,200	$721,795
Merger-related and integration costs	(13,210)	(35,750)
Adjusted selling, general and administrative expenses	$746,990	$686,045

	Three Months Ended
Adjusted Income from Operations:	September 30, 2022	September 30, 2021
	(In thousands)
Income from operations	$401,592	$229,466
Merger-related and integration costs	13,210	35,750
Accelerated trademark amortization	389	15,147
Adjusted income from operations	$415,191	$280,363

	Three Months Ended
Adjusted Provision for Income Taxes:	September 30, 2022	September 30, 2021
	(In thousands)
Provision for income taxes	$85,637	$44,870
Income tax effect of adjustments to income from operations(1)	3,673	13,512
Adjusted provision for income taxes	$89,310	$58,382
(1)    The adjustments to income from operations have been tax effected at a rate of approximately 27% for the three months ended September 30, 2022 and 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2022	September 30, 2021
(In thousands, except per share data)
Adjusted income from operations	$415,191	$280,363
Interest expense, net	75,057	69,720
Other expense (income), net	688	(5,320)
Adjusted income before income taxes	339,446	215,963
Adjusted provision for income taxes	89,310	58,382
Adjusted net income	250,136	157,581
Net income attributable to noncontrolling interests	608	600
Adjusted net income attributable to WESCO International, Inc.	249,528	156,981
Preferred stock dividends	14,352	14,352
Adjusted net income attributable to common stockholders	$235,176	$142,629

Diluted shares	52,389	52,063
Adjusted earnings per diluted share	$4.49	$2.74
Note: For the three months ended September 30, 2022 and 2021, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$214,054	$138,747	$180,354	$(307,905)	$225,250
Net income attributable to noncontrolling interests	200	—	—	408	608
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	85,637	85,637
Interest expense, net	—	—	—	75,057	75,057
Depreciation and amortization	9,596	15,929	5,859	11,339	42,723
EBITDA	$223,850	$154,676	$186,213	$(121,112)	$443,627
Other (income) expense, net	(1,069)	266	(1,063)	2,554	688
Stock-based compensation expense(1)	2,983	1,428	1,107	2,853	8,371
Merger-related and integration costs	—	—	—	13,210	13,210
Adjusted EBITDA	$225,764	$156,370	$186,257	$(102,495)	$465,896
Adjusted EBITDA margin %	10.1%	9.8%	11.6%		8.6%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended September 30, 2022 excludes $1.3 million as such amount is included in merger-related and integration costs.

	Three Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$155,627	$107,898	$108,150	$(266,431)	$105,244
Net income attributable to noncontrolling interests	309	—	—	291	600
Preferred stock dividends	—	—	—	14,352	14,352
Provision for income taxes	—	—	—	44,870	44,870
Interest expense, net	—	—	—	69,720	69,720
Depreciation and amortization	16,840	24,723	5,869	9,300	56,732
EBITDA	$172,776	$132,621	$114,019	$(127,898)	$291,518
Other (income) expense, net	(726)	328	22	(4,944)	(5,320)
Stock-based compensation expense(1)	1,848	752	633	5,079	8,312
Merger-related and integration costs	—	—	—	35,750	35,750
Adjusted EBITDA	$173,898	$133,701	$114,674	$(92,013)	$330,260
Adjusted EBITDA margin %	8.8%	9.0%	9.1%		7.0%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended September 30, 2021 excludes $1.3 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense and merger-related and integration costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021
The following table sets forth the percentage relationship to net sales of the financial statement line items in our Condensed Consolidated Statements of Income for the periods presented:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net sales	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.3	79.2
Selling, general and administrative expenses	14.2	15.4
Depreciation and amortization	0.8	1.0
Income from operations	6.7	4.4
Interest expense, net	1.4	1.6
Other expense (income), net	—	(0.1)
Income before income taxes	5.3	2.9
Provision for income taxes	1.2	0.5
Net income	4.1	2.4
Net income attributable to noncontrolling interests	—	—
Net income attributable to WESCO International, Inc.	4.1	2.4
Preferred stock dividends	0.3	0.5
Net income attributable to common stockholders	3.8%	1.9%
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Nine Months Ended		Growth/(Decline)
	September 30, 2022	September 30, 2021	Reported	Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In thousands)
EES	$6,654,883	$5,626,309	18.3%	(0.2)%	(1.4)%	0.5%	19.4%
CSS	4,638,631	4,200,424	10.4%	—%	(1.6)%	0.5%	11.5%
UBS	4,568,108	3,538,859	29.1%	(0.1)%	(0.4)%	0.5%	29.1%
Total net sales	$15,861,622	$13,365,592	18.7%	(0.1)%	(1.2)%	0.5%	19.5%
Net sales were $15.9 billion for the first nine months of 2022 compared to $13.4 billion for the first nine months of 2021, an increase of 18.7%, reflecting price inflation, continued strong demand, secular growth trends, and the execution of our cross-sell program. Organic sales for the first nine months of 2022 grew by 19.5% as the number of workdays positively impacted reported net sales by 0.5%, while fluctuations in foreign exchange rates and the divestiture of our legacy utility and data communications businesses in Canada in the first quarter of 2021 negatively impacted reported net sales by 1.2% and 0.1%, respectively. All segments reported increased sales versus the prior year period, as discussed below. For the first nine months of 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales $6.7 billion for the first nine months of 2022 compared to $5.6 billion for the first nine months of 2021, an increase of 18.3%. Organic sales for the first nine months of 2022 grew by 19.4% as the number of workdays positively impacted reported net sales by 0.5%, while fluctuations in foreign exchange rates and the Canadian divestitures described above negatively impacted reported net sales by 1.4% and 0.2%, respectively. The increase reflects price inflation, expansion in our industrial, construction, and original equipment manufacturer businesses, as well as the benefits of cross selling and secular growth trends in electrification and automation, partially offset by the effect of supply chain constraints and commodity prices.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported net sales of $4.6 billion for the first nine months of 2022 compared to $4.2 billion for the first nine months of 2021, an increase of 10.4%. Organic sales for the first nine months of 2022 grew by 11.5% as the number of workdays positively impacted reported net sales by 0.5% and fluctuations in foreign exchange rates negatively impacted reported net sales by 1.6%. The increase reflects strong growth in our security solutions and network infrastructure businesses, as well as price inflation and the benefits of cross selling, partially offset by the effect of supply chain constraints.
UBS reported net sales of $4.6 billion for the first nine months of 2022 compared to $3.5 billion for the first nine months of 2021, an increase of 29.1%. Organic sales for the first nine months of 2022 grew by 29.1% as the number of workdays positively impacted reported net sales by 0.5%, while fluctuations in foreign exchange rates and the Canadian divestitures described above negatively impacted reported net sales by 0.4% and 0.1%, respectively. The increase reflects price inflation, broad-based growth in our utility and broadband businesses, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for the first nine months of 2022 was $12.4 billion compared to $10.6 billion for the first nine months of 2021, an increase of $1.8 billion. Cost of goods sold as a percentage of net sales was 78.3% for the first nine months of 2022 compared to 79.2% for the first nine months of 2021. The favorable reduction of 90 basis points reflects our focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program. The first nine months of 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 20 basis points.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first nine months of 2022 totaled $2.3 billion versus $2.1 billion for the first nine months of 2021, an increase of $193.2 million, or 9.4%. As a percentage of net sales, SG&A expenses were 14.2% and 15.4% for the first nine months of 2022 and 2021, respectively. SG&A expenses for the first nine months of 2022 include merger-related and integration costs of $52.2 million. Adjusted for this amount, SG&A expenses were 13.9% of net sales for the first nine months of 2022. SG&A expenses for the first nine months of 2021 include $119.8 million of merger-related and integration costs, as well as a net gain of $8.9 million resulting from the Canadian divestitures. Adjusted for these amounts, SG&A expenses were 14.6% of net sales for the first nine months of 2021.
SG&A payroll and payroll-related expenses for the first nine months of 2022 of $1.4 billion increased by $80.5 million compared to the same period in 2021 primarily due to higher salaries and variable compensation expense. Additionally, stock-based compensation expense increased as a result of raising our estimate of the payout levels for certain performance-based awards.
SG&A expenses not related to payroll and payroll-related costs for the first nine months of 2022 of $822.6 million increased by $112.7 million compared to the same period in 2021. The increase primarily reflects higher volume-related costs driven by significant sales growth and digital transformation initiatives that contributed to higher expenses in the first nine months of 2022, as well as the absence of the net gain recognized in the first quarter of 2021 on the Canadian divestitures. These increases were partially offset by the realization of integration cost synergies, as well as lower professional and consulting fees associated with integration activities.
Depreciation and Amortization
Depreciation and amortization decreased $9.0 million to $135.6 million for the first nine months of 2022 compared to $144.6 million for the first nine months of 2021. The first nine months of 2022 and 2021 includes $9.4 million and $20.2 million, respectively, resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Nine Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$613,462	$373,789	$471,667	$(402,588)	$1,056,330

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$409,062	$293,446	$289,895	$(410,814)	$581,589
Income from operations was $1.1 billion for the first nine months of 2022 compared to $0.6 billion for the first nine months of 2021. The increase of $474.7 million, or 81.6%, reflects sales growth and lower cost of goods sold as a percentage of net sales, along with the realization of integration synergies, partially offset by higher SG&A payroll and payroll-related expenses, volume-related costs, as well as expenses associated with our digital transformation initiatives.
EES reported income from operations of $613.5 million for the first nine months of 2022 compared to $409.1 million for the first nine months of 2021. The increase of $204.4 million primarily reflects the factors impacting the overall business, as described above.
CSS reported income from operations of $373.8 million for the first nine months of 2022 compared to $293.4 million for the first nine months of 2021. The increase of $80.4 million primarily reflects the factors impacting the overall business, as described above. Additionally, operating profit for the first nine months of 2021 was negatively impacted by approximately 40 basis points from the inventory write-down described under Cost of Goods Sold above.
UBS reported income from operations of $471.7 million for the first nine months of 2022 compared to $289.9 million for the first nine months of 2021. The increase of $181.8 million primarily reflects the factors impacting the overall business, as described above, offset by the benefit in the first quarter of 2021 from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $402.6 million for the first nine months of 2022 compared to $410.8 million for the first nine months of 2021. The decrease of $8.2 million primarily reflects a decrease in professional and consulting fees associated with integration activities, partially offset by an increase in information technology expenses.
Other Income and Expense, net
Other non-operating expense totaled $3.0 million for the first nine months of 2022 compared to other non-operating income of $8.9 million for the first nine months of 2021. As disclosed in Note 8, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $10.5 million and $12.3 million associated with the non-service cost components of net periodic pension (benefit) cost for the nine months ended September 30, 2022 and 2021, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $11.5 million for the first nine months of 2022 compared to a net loss of $1.4 million for the first nine months of 2021.
Income Taxes
The provision for income taxes was $203.2 million for the first nine months of 2022 compared to $84.2 million in last year's comparable period, resulting in effective tax rates of 24.0% and 22.0%, respectively. The effective tax rates for the first nine months of 2022 and last year's comparable period reflect discrete income tax benefits of $13.4 million and $8.3 million, respectively, resulting from reductions to the valuation allowance recorded against foreign tax credit carryforwards, as well as the exercise and vesting of stock-based awards of $9.4 million and $7.8 million, respectively. These discrete income tax benefits were partially offset by discrete income tax expense of $0.8 million and $4.2 million, respectively, resulting from return-to-provision adjustments. The net impact of discrete income tax items was a reduction to the estimated annual effective tax rates in such periods of approximately 2.6 and 3.1 percentage points, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Income and Earnings per Share
Net income for the first nine months of 2022 was $643.0 million compared to $298.6 million for the first nine months of 2021, an increase of $344.4 million, or 115.3%.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $43.1 million for the first nine months of 2022 and 2021.
Net income and earnings per diluted share attributable to common stockholders were $598.5 million and $11.42, respectively, for the first nine months of 2022 compared to $254.9 million and $4.91, respectively, for the first nine months of 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $643.7 million and $12.29, respectively, for the first nine months of 2022. Adjusted for merger-related and integration costs, accelerated trademark amortization, net gain on Canadian divestitures, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $353.0 million and $6.80, respectively, for the first nine months of 2021.
The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended
Adjusted SG&A Expenses:	September 30, 2022	September 30, 2021
	(In thousands)
Selling, general and administrative expenses	$2,251,162	$2,057,952
Merger-related and integration costs	(52,200)	(119,792)
Net gain on divestitures	—	8,927
Adjusted selling, general and administrative expenses	$2,198,962	$1,947,087

	Nine Months Ended
Adjusted Income from Operations:	September 30, 2022	September 30, 2021
	(In thousands)
Income from operations	$1,056,330	$581,589
Merger-related and integration costs	52,200	119,792
Accelerated trademark amortization	9,384	20,196
Net gain on divestitures	—	(8,927)
Adjusted income from operations	$1,117,914	$712,650

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Provision for Income Taxes:	September 30, 2022	September 30, 2021
	(In thousands)
Provision for income taxes	$203,178	$84,201
Income tax effect of adjustments to income from operations(1)	16,371	32,968
Adjusted provision for income taxes	$219,549	$117,169
(1)    The adjustments to income from operations have been tax effected at rates of 27% and 25% for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2022	September 30, 2021
(In thousands, except per share data)
Adjusted income from operations	$1,117,914	$712,650
Interest expense, net	207,155	207,683
Other expense (income), net	3,007	(8,929)
Adjusted income before income taxes	907,752	513,896
Adjusted provision for income taxes	219,549	117,169
Adjusted net income	688,203	396,727
Net income attributable to noncontrolling interests	1,439	665
Adjusted net income attributable to WESCO International, Inc.	686,764	396,062
Preferred stock dividends	43,056	43,056
Adjusted net income attributable to common stockholders	$643,708	$353,006

Diluted shares	52,386	51,896
Adjusted earnings per diluted share	$12.29	$6.80
Note: For the nine months ended September 30, 2022, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the nine months ended September 30, 2021, selling, general and administrative expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the divestiture of our legacy utility and data communications businesses in Canada, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$615,547	$373,073	$472,119	$(862,244)	$598,495
Net income attributable to noncontrolling interests	561	—	—	878	1,439
Preferred stock dividends	—	—	—	43,056	43,056
Provision for income taxes	—	—	—	203,178	203,178
Interest expense, net	—	—	—	207,155	207,155
Depreciation and amortization	32,818	51,916	17,315	33,520	135,569
EBITDA	$648,926	$424,989	$489,434	$(374,457)	$1,188,892
Other (income) expense, net	(2,646)	716	(452)	5,389	3,007
Stock-based compensation expense(1)	7,350	3,747	2,670	16,612	30,379
Merger-related and integration costs	—	—	—	52,200	52,200
Adjusted EBITDA	$653,630	$429,452	$491,652	$(300,256)	$1,274,478
Adjusted EBITDA margin %	9.8%	9.3%	10.8%		8.0%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the nine months ended September 30, 2022 excludes $4.1 million as such amount is included in merger-related and integration costs.

	Nine Months Ended September 30, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$410,233	$292,537	$289,851	$(737,708)	$254,913
Net income attributable to noncontrolling interests	158	—	—	507	665
Preferred stock dividends	—	—	—	43,056	43,056
Provision for income taxes	—	—	—	84,201	84,201
Interest expense, net	—	—	—	207,683	207,683
Depreciation and amortization	40,184	60,257	16,545	27,659	144,645
EBITDA	$450,575	$352,794	$306,396	$(374,602)	$735,163
Other (income) expense, net	(1,329)	909	44	(8,553)	(8,929)
Stock-based compensation expense(2)	4,648	1,818	1,517	10,972	18,955
Merger-related and integration costs	—	—	—	119,792	119,792
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$453,894	$355,521	$299,030	$(252,391)	$856,054
Adjusted EBITDA margin %	8.1%	8.5%	8.4%		6.4%
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the nine months ended September 30, 2021 excludes $3.8 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of September 30, 2022, we had $600.3 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, which combined with available cash of $84.7 million, provided liquidity of $685.0 million. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions have contributed to increases in interest rates during 2022. Further increases will raise the rates we pay on our variable rate debt and will contribute to higher interest expense versus prior periods.
As of September 30, 2022, approximately 54% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, it is expected that excess liquidity will be directed primarily at debt reduction, integration activities and potential acquisitions, or returning capital to shareholders through the payment of dividends and our existing share repurchase authorization. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of September 30, 2022.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.2 as of September 30, 2022 and 3.9 as of December 31, 2021. Since our merger with Anixter on June 22, 2020, we have reduced our financial leverage by 2.5.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	September 30, 2022	December 31, 2021
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$751.6	$408.0
Net income attributable to noncontrolling interests	1.8	1.0
Preferred stock dividends	57.4	57.4
Provision for income taxes	234.5	115.5
Interest expense, net	267.5	268.1
Depreciation and amortization	189.5	198.5
EBITDA	1,502.3	1,048.5
Other income, net(1)	(36.2)	(48.1)
Stock-based compensation expense	37.1	25.7
Merger-related and integration costs	90.9	158.5
Net gain on divestitures	—	(8.9)
Adjusted EBITDA	$1,594.1	$1,175.7

	As of
	September 30, 2022	December 31, 2021
Short-term debt and current portion of long-term debt, net	$69.3	$9.5
Long-term debt, net	5,192.8	4,701.5
Debt discount and debt issuance costs(2)	60.8	70.6
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(0.4)	(0.9)
Total debt	5,322.5	4,780.7
Less: Cash and cash equivalents	234.1	212.6
Total debt, net of cash	$5,088.4	$4,568.1

Financial leverage ratio	3.2	3.9
(1)Other non-operating income for the twelve months ended September 30, 2022 and December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.
(2)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,525 million and the purchase limit under the Receivables Facility is $1,525 million. As of September 30, 2022, we had $883.1 million and $1,525.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of September 30, 2022, we had $6.7 million outstanding under our international lines of credit.
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
On August 2, 2022, we further amended our Receivables Facility to increase its borrowing capacity from $1,400 million to $1,525 million and to decrease the interest rate spread from 1.10% to 1.05%.
On August 2, 2022, we also further amended our Revolving Credit Facility to, among other things, increase its borrowing capacity from $1,350 million to $1,525 million and to increase the sub-facility for loans denominated in Canadian dollars from $550 million to $600 million.
As disclosed in Note 13, "Subsequent Events" of our Notes to the unaudited Condensed Consolidated Financial Statements, we amended our Revolving Credit Facility and Receivables Facility again on October 31, 2022 to increase their borrowing capacities to $1,725 million and $1,625 million, respectively, primarily to fund our acquisition of Rahi Systems Holdings, Inc.
For additional disclosure regarding our debt instruments, including our outstanding indebtedness as of September 30, 2022, see Note 7, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first nine months of 2022 and 2021 follows:
Operating Activities
Net cash used in operations for the first nine months of 2022 totaled $410.6 million, compared to $172.7 million of cash provided by operating activities for the first nine months of 2021. Operating activities for the first nine months of 2022 included net income of $643.0 million and non-cash adjustments to net income totaling $193.1 million, which were primarily comprised of depreciation and amortization of $135.6 million, stock-based compensation expense of $34.4 million, amortization of debt discount and debt issuance costs of $11.6 million, and deferred income taxes of $7.2 million. Other sources of cash in the first nine months of 2022 included an increase in accounts payable of $479.6 million due to higher purchases of inventory and an increase in other current and noncurrent liabilities of $102.6 million primarily due to an increase in accrued interest. Primary uses of cash in the first nine months of 2022 included an increase in inventories of $886.3 million due to investments to address supply chain challenges and to support increases in our sales backlog, including project-based business, an increase in trade accounts receivable of $737.6 million resulting from higher sales, an increase in other current and noncurrent assets of $101.5 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, an increase in other accounts receivable of $15.1 million, and a decrease in accrued payroll and benefit costs of $88.4 million resulting primarily from the payment of management incentive compensation earned in 2021.
Net cash provided by operating activities for the first nine months of 2021 totaled $172.7 million, which included net income of $298.6 million and non-cash adjustments to net income totaling $177.0 million that were primarily comprised of depreciation and amortization of $144.6 million, stock-based compensation expense of $22.8 million, amortization of debt discount and debt issuance costs of $15.3 million, a net gain of $8.9 million resulting from the Canadian divestitures, and deferred income taxes of $5.3 million. Other sources of cash for the first nine months of 2021 included an increase in accounts payable of $550.9 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $95.9 million, an increase in accrued payroll and benefit costs of $65.1 million, and a decrease in other current and noncurrent assets of $19.3 million. Primary uses of cash in the first nine months of 2021 included an increase in trade accounts receivable of $521.5 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $428.4 million to support

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

increased customer demand, and an increase in other accounts receivable of $84.3 million due to higher supplier volume rebate accruals.
Investing Activities
Net cash used in investing activities for the first nine months of 2022 was $57.2 million compared to $36.6 million of net cash provided by investing activities during the first nine months of 2021. Included in the first nine months of 2022 was capital expenditures of $59.4 million compared to $25.2 million for the nine month period ended September 30, 2021. Included in the first nine months of 2021 was $56.0 million of net proceeds from the divestiture of our legacy utility and data communications businesses in Canada.
Financing Activities
Net cash provided by financing activities for the first nine months of 2022 was $477.3 million, compared to $410.2 million of net cash used in financing activities for the first nine months of 2021. During the first nine months of 2022, financing activities were primarily comprised of borrowings and repayments of $2.8 billion and $2.5 billion, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $380.0 million and $125.0 million, respectively, related to our Receivables Facility. The first nine months of 2022 also included $43.1 million of dividends paid to holders of our Series A Preferred Stock, $25.0 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $0.2 million.
During the first nine months of 2021, financing activities primarily consisted of the redemption of our $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 and our $354.7 million aggregate principal amount of 5.375% Senior Notes due 2024, borrowings and repayments of $1.7 billion and $1.4 billion, respectively, related to our Revolving Credit Facility, and borrowings and repayments of $763.0 million and $528.0 million, respectively, related to our Receivables Facility. The first nine months of 2021 also included $43.1 million of dividends paid to holders of our Series A Preferred Stock, $20.8 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments related to our various international lines of credit of approximately $10.7 million.
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
Forward-Looking Statements
All statements made herein that are not historical facts should be considered as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These statements include, but are not limited to, statements relating to plans to declare and pay dividends, statements regarding the expected benefits and costs of the transaction between Wesco and Anixter, including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives, expectations and intentions, statements that address the combined company's expected future business and financial performance, and other statements identified by words such as "anticipate," "plan," "believe," "estimate," "intend," "expect," "project," "will" and similar words, phrases or expressions. These forward-looking statements are based on current expectations and beliefs of Wesco's management, as well as assumptions made by, and information currently available to, Wesco's management, current market trends and market conditions and involve risks and uncertainties, many of which are outside of Wesco's and Wesco's management's control, and which may cause actual results to differ materially from those contained in forward-looking statements. Accordingly, you should not place undue reliance on such statements.
Those risks, uncertainties and assumptions include the risk of any unexpected costs or expenses resulting from the transaction, the risk that the transaction could have an adverse effect on the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with its suppliers, customers and other business relationships and on its operating results and business generally, or the risk that problems may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected, the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the transaction or it may take longer than expected to achieve those synergies or benefits, the risk that the leverage of the company may be higher than anticipated, the impact of natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks, such as the ongoing COVID-19 pandemic, supply chain disruptions, and the impact of Russia's invasion of Ukraine, including the impact of sanctions or other actions taken by the U.S. or other countries, the increased risk of cyber incidents and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, which may have a material adverse effect on the combined company's business, results of operations and financial condition, and other important factors that could cause actual results to differ materially from those projected. All such factors are difficult to predict and are beyond the combined company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and WESCO International, Inc.'s other reports filed with the SEC.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Various of the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 address matters such as political instability, armed conflict, trade sanctions, cybersecurity, economic and financial market instability, supply chain challenges, commodity pricing and inflationary pressures. Russia’s invasion of Ukraine in the first quarter of 2022, the ongoing conflict, and the resulting international response have heightened such risks. While Wesco’s business and operations have not been materially adversely affected thus far, the situation remains unstable and uncertain, and we are unable to predict the possible effects on us should the conflict escalate or be further prolonged.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2022	58,400	$105.86	—	$—
August 1 – August 31, 2022	6,363	$134.93	—	$—
September 1 – September 30, 2022	3,842	$129.98	—	$—
Total	68,605	$109.91	—	$—
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

WESCO International, Inc.
(Registrant)

November 4, 2022	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2022	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)