Form 10-K
period 2022-12-31
WESCO INTERNATIONAL INC
filed 2023-02-21
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $5.4 billion as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 17, 2023, 51,099,562 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

PART I
Item 1. Business.
In this Annual Report on Form 10-K, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
The Company
WESCO International, Inc. (“Wesco International”) and its subsidiaries (collectively, “Wesco” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
We employ approximately 20,000 people, maintain relationships with more than 50,000 suppliers, and serve approximately 150,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. Wesco operates approximately 800 branches, warehouses and sales offices in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
Business Segments and Industry Overview
Wesco has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”).
The following is a description of each of our business segments and the industries in which they operate.
Electrical & Electronic Solutions
The EES segment, with approximately 7,000 employees supporting customers in more than 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial and original equipment manufacturer (“OEM”) markets. Construction and industrial customers include a wide array of contractors, and engineering, procurement and construction firms for industrial, infrastructure, commercial, and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. OEM customers require products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity. The EES segment operates in highly fragmented markets that include thousands of small, regional and locally-based privately owned competitors, as well as several large, multi-national companies.
Communications & Security Solutions
The CSS segment, with over 4,600 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. The network infrastructure market is comprised of cabling and connectivity, racks and cabinets, power, wireless, and associated products that enable network connectivity and communications in commercial buildings, and hyperscale, cloud-based and multi-tenant data centers. The security market includes video surveillance, fire and intrusion detection, access control, door locking and other solutions that create safe and smart environments for customers. Both the network infrastructure and security businesses are large, fragmented and diverse markets that include various industry groups such as technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.
On November 1, 2022, Wesco acquired Rahi Systems Holdings, Inc. (“Rahi Systems”), a leading provider of global hyperscale data center solutions. Rahi's expertise with complex information technology projects and global presence strengthen Wesco's data center solution offerings.

Utility & Broadband Solutions
The UBS segment, with over 2,700 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. Investor-owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders while public power entities are generally non-profit entities owned by their members or governed by local, state and municipal governments. These two markets comprise the vast majority of utility customers in the U.S. and Canada. The UBS segment also includes Wesco’s integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. We also offer a complete set of service solutions including fiber project management, high and medium voltage project design and support, pre-wired meters and capacitor banks, meter testing and advanced metering infrastructure installation, personal protective equipment dielectric testing, tool repair, emergency response management, storage yard management, materials management, and logistics management to improve customer supply chain efficiencies.
For information concerning the financial results of our business segments, as well as our domestic and foreign operations, see Note 16, “Business Segments” in the Notes to Consolidated Financial Statements.
Business Strategy
Wesco’s vision is to be the best tech-enabled supply chain solutions provider in the world. We believe that accomplishing this vision depends on the successful execution of our strategy, which is comprised of three elements:
Extend Our Leading Scale and Value Proposition: Our long-term growth potential benefits from secular trends in electrification, automation/IoT, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation, and digitalization. Our broad portfolio of product and service offerings, as well as our global footprint and capabilities, enables us to provide value to our customers.
Further Develop the Organization and Our Culture of Excellence: Wesco's five core values are foundational to everything we do: Our People are Our Greatest Asset, One Team, Always Strive to Be the Best, Innovation, and Winning With Customers and Suppliers. Additionally, our commitment to continuous improvement is a hallmark of our business, and we deploy Lean business practices and Agile methodologies. Wesco continues to enhance its approach to Environmental, Social, and Governance (“ESG”) issues, including expansion of our employee training and leadership development programming, as well as our Inclusion and Diversity program. Safety remains a priority and a company-wide responsibility at Wesco. Our goal is to provide a safe work environment for our employees and all those who visit our facilities. Our education and awareness campaigns for employees include training for our branches and distribution centers, enhanced reporting and investigative tools, and reinforced processes at the local branch level.

Digitalize and Transform the Business: The role of digital business models in our industry has accelerated over the past several years. Wesco offers significant digital capabilities today and intends to lead the further digitalization of our industry in the years to come. We are implementing digital tools across various aspects of our business to improve the efficiency of our operations as well as those of our business partners, make it easier to do business with Wesco, and increase the value of our data by providing unique insight into end-market use of the products and services we offer.
The three elements of our strategy touch every aspect of our business – from how we go-to-market within our three strategic business units to how we drive efficiency and build our culture across the organization. We believe that the successful execution of these strategies, combined with our comprehensive product and service offerings, will provide cost-effective and innovative end-to-end supply chain solutions for a diverse set of customers across our end markets. Due to our leadership position, scale, global reach, complete portfolio of products, extensive services and insights from data, we expect to grow our sales over the long term at a faster rate than the overall industry.
As a distribution and supply chain services company, our approach to sustainability is to reduce the environmental impacts of our own operations and assist our customers and suppliers with attaining their sustainability goals through the products and services we provide. We do this by designing and providing solutions to help them reduce greenhouse gas (“GHG”) emissions at their facilities and in their supply chains, improve productivity through automation and increase output more efficiently and effectively through digital tools and applications. We build on our own internal strategies for sustainability, while reinforcing our corporate responsibility. Our sustainability efforts are an integral part of our operations and core values.
Customers
We have a large base of approximately 150,000 active customers across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our top ten customers accounted for approximately 10% of our sales in 2022. No one customer accounted for more than 2% of our sales in 2022.
Suppliers
Our global network of branches, warehouses and sales offices provide customers with access to millions of products. Each location tailors its inventories to meet the needs of its customers, providing a local presence and a global network to service multi-location businesses and multi-national corporations.
We purchase products from a diverse group of more than 50,000 suppliers who are located predominantly in North America, but manufacture products around the world. The main product categories we source are electrical distribution and controls, communications and security, wire, cable and conduit, lighting and sustainability, automation and motors, and general supplies. In 2022, our ten largest suppliers accounted for approximately 28% of our purchases. No one supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have approximately 1,000 commercial agreements with more than 360 preferred suppliers and purchase nearly 65% of our products pursuant to these arrangements.
We offer a wide range of sustainable products from the world’s leading manufacturers and help our customers determine solutions to meet their sustainability goals. Key categories include energy-efficient products, energy-management solutions, renewable energy products, sustainable MRO products, and workplace safety products.
Wesco supports socio-economic growth through supplier diversity and promoting the participation of minority-, women-, aboriginal-, disabled-, veteran-, and LGBTQ+-owned enterprises in our business. Wesco's Diversity Alliance Network and Diverse Supplier Network partners provide customers with a direct procurement solution through a network of third-party certified companies aligned to help customers meet their diversity goals.
Services
Our customers’ challenges are constantly evolving and require comprehensive yet practical solutions. As part of our overall offerings, we provide a comprehensive portfolio of value-added solutions, as outlined below, designed to address our customers’ business needs, help save time, improve productivity, increase profitability, and mitigate risk.
•Installation enhancement services to adapt products and packaging in order to streamline processes and reduce the total cost of installation;
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
We are also a provider of services focused on energy efficiency and renewable power to reduce our energy consumption and that of our customers. Our energy solutions business offers turnkey and retrofit solutions designed to reduce energy consumption and improve building efficiency. We also have a team that focuses on providing technical support to installers and end-users of solar products and solutions.
Business Strengths
Wesco’s mission is to help our customers build, connect, power and protect the world. We believe that our business possesses several strengths that will enable us to achieve this mission. The environment in which we operate is highly fragmented and there is significant competition within each end market and geographic area that we serve. Customers look to product line breadth, product availability, service capabilities, geographic proximity and price. We believe that our scale, broad portfolio of products, technical expertise, global reach with local relationships, comprehensive value-added services, and smart, digital solutions provide distinct advantages that benefit our customers.
Broad Portfolio of Products from Top Brands. Our broad product portfolio enables us to offer comprehensive, end-to-end solutions in each of our three business units. We partner with the industries’ largest suppliers to deliver leading brands across every product category including automation, broadband, communications, electrical, electronics, energy, lighting, MRO, networking, renewables, safety, security, utility and wire and cable.
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
Uniquely Positioned to Benefit from Secular Trends. Each of our business units is positioned to benefit from secular trends that are driving growth. These include increasing electrification, growth of automation/IoT, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation and relocation to North America, and digitalization.
Ingenuity and Expertise. Our teams are empowered with access to real-time information and tools that enable better decision-making and facilitate easier interaction with customers. Our sales, service and operational specialists bring a depth of industry experience spanning construction, manufacturing, electrical, renewables, lighting, communications, security, professional audio and visual equipment, utility, broadband and more.
Innovative Digital Roadmap. We are investing in digital tools and platforms to enable a new level of collaboration, agility and productivity. From adaptable omni-channel e-commerce tools and platforms, to connected buildings and process management, we are a supply chain partner that strives to match our customers’ digital needs and drive operational excellence.
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers around the world. Wesco has approximately 800 branches, warehouses and sales offices with operations in more than 50 countries. Our global distribution network includes 49 facilities that operate as regional distribution centers or large branch locations in key geographic areas in North America, Europe and South America. These facilities add value for our customers and suppliers through the combination of inventory selection, online ordering, shipment capabilities, and order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual branch products and services to local customer needs.
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

Geography
We sell to global customers through our network of branches, warehouses and sales offices consisting of 473 locations in the U.S., 148 in Canada, 64 in Europe and the Middle East, 55 in Central America, the Caribbean and South America, and 69 in the Asia Pacific region, which includes Australia. This includes 49 facilities that operate as regional distribution centers or large branch locations, of which 38 are located in the U.S., seven in Canada, three in Europe and one in South America.
Human Capital
At Wesco, our people and our high-performance culture are our greatest assets. We are committed to continuous improvement and leveraging our talented and diverse workforce in pursuing Wesco’s vision to be the best tech-enabled supply chain solutions provider in the world. We also believe that our employees should be treated with dignity and respect. Our Human Rights Policy promotes safety in the workplace, training, diversity, disabled employee accommodations, and freedom of association and collective bargaining. It prohibits discrimination, harassment, and child and forced labor. It also provides guidance on appropriate working hours, wages and benefits, and safe and healthy workplace conditions.
As of December 31, 2022, Wesco had approximately 20,000 full-time employees worldwide, with approximately 13,000 in the U.S. and the remaining 7,000 in international locations.
Safety. Safety is the first tenet of our core value of commitment to our people and we do not tolerate violations of established safety protocol. We work to reduce or eliminate health and safety risks through dedicated programs, leadership commitment, and employee best practice sharing and training. We seek to achieve continuous improvement in the safety of our facilities and track a series of metrics that provide guidance toward that improvement.
Our Global Corporate Safety team oversees our health and safety program, which covers the core processes and procedures for strong health and safety management, safe work practices, and regulatory compliance. Our health and safety program considers both preventative and reactionary management concepts and elements of the OHSAS-18001 and ISO-45001 guidelines and standards. The key components of our health and safety program are management and supervisory responsibilities, employee responsibilities, accident investigation process, reporting of safety concerns and ideas, safety committee systems, new employee orientation, enforcement, and regulatory compliance.
We have set a goal to achieve a 15% reduction in the total recordable injury rate (“TRIR”) from a 2020 baseline by 2030.
Training and Development. Wesco offers certification and training programs, some of which are required for all employees while others are voluntary or based on job role. We offer a tuition reimbursement program to eligible employees to encourage the pursuit of undergraduate and graduate education to prepare employees for expanded roles in our business.
Our sales development training program has been in place for more than ten years. The program is designed to systematically train and develop new college graduates through on-the-job rotations and cohort learning and development during the first year of employment. Graduates of the program move into various sales and operations roles after completing the one-year program. Additionally, we have a finance development program for recent college graduates seeking a career in finance that provides members with eligibility for roles with increasing responsibilities commensurate with their career development goals. Individuals in this program have the opportunity to accelerate the development of their business and technical skills through three 8-month job rotations in various accounting and finance functions, including Controllership, Financial Planning and Analysis, Treasury, and Internal Audit. We also sponsor a summer internship program to provide college students with work experience within staff or business functions and give them the opportunity to evaluate different career fields.
Inclusion and Diversity. Wesco’s focus on inclusion and diversity starts in our boardroom. In 2022, we achieved our goal for Wesco’s Board of Directors to be 50% or more diverse in terms of gender, race or ethnicity. Our inclusion and diversity initiatives extend to all levels of our organization, and we aim to increase the representation of diverse employees through internal promotions, new hires and improved retention, with an Inclusion and Diversity program that fosters a sense of individual and group belonging.
The objectives of Wesco’s Inclusion and Diversity program are to 1) leverage the unique experiences and perspectives of our talented workforce to support Wesco’s mission, 2) engage employees and build an inclusive culture, 3) recruit and develop talent that brings new perspectives and thought processes to Wesco, 4) increase representation of suppliers that are owned and operated by teams with diverse backgrounds, and 5) support the communities in which we operate.
Wesco’s Inclusion & Diversity Council, which is led by our Vice President of Inclusion & Diversity and comprises members of our senior management, advises on the achievement of these objectives and has formed five Business Resource Groups (“BRGs”) to support the following groups – women, BLIPOC (Black, Latino, Indigenous, and People of Color), LGBTQ+, people with diverse abilities, and veterans of the armed forces. These BRGs foster a sense of community and inclusion, provide opportunities to network, support advancement opportunities within the organization, and assist with recruiting. The BRGs are global and open to all employees regardless of any aspect of their personal identity. More than 2,200 employees from around the globe and at every level of the organization have joined one or more of the BRGs. Comprising employees from every level of the organization, the BRGs: support our business initiatives; help create a more inclusive work environment; provide opportunities for employee development, education, training, recruitment, retention, and business outreach and development; and support innovation by providing insights into new markets, product development, and multicultural marketing. Wesco has also established a diverse leadership program for the purpose of developing our talent and providing direction for career advancement through exposure to new opportunities.
Compensation and Benefits Program. Wesco provides competitive compensation and benefits packages in our locations around the globe. In the U.S., we provide a comprehensive benefits program that offers choices to fit our employees’ diverse needs including health and disability benefits, paid time off (including a self-managed time off policy for certain eligible employees), life insurance, retirement programs, and access to other services that support health and wellness. To further improve the health of our employees, we offer a variety of activities and programs that assist our employees and their family members to better manage or overcome major well-being challenges, including an employee assistance program, wellness coaching, case/disease management and wellness discounts.
Employee Engagement. We believe that employee engagement is not only good for our people; it also benefits various aspects of our business, from safety to improved productivity and customer service. Wesco regularly surveys employees to assess their engagement, as well as to solicit feedback and ideas on organizational changes, so senior management may more intelligently adjust to our employees’ evolving needs and support employee success. Wesco also promotes employee engagement through regular town hall discussions.
Community. Wesco has established relationships with several charitable organizations and encourages employees to volunteer in the community by providing one day of paid volunteer time per year. By connecting with and contributing to local charitable organizations, Wesco supports the development of strong, vibrant and diverse communities. As part of Wesco’s centennial celebration on June 22, 2022, we announced the launch of Wesco Cares, our new corporate philanthropy program focused on affordable housing and humanitarian aid. Wesco Cares provides for corporate charitable donations, employee volunteerism, and employee gift-matching. Beginning in 2023, June 22 will become an annual day of caring for Wesco employees globally on which employees will be encouraged to volunteer in their communities.
Environmental Management
Environmental sustainability is a priority for Wesco. Wesco works to continually improve our environmental management by establishing and working towards various sustainability objectives. We leverage our environmental management experience in our offerings of products and services to our customers. The foundation of our environmental management is our Global Environmental, Health, Safety and Sustainability Policy, which aligns with key provisions of the ISO 14001:2015 environmental management standards. The policy includes clear management accountability for environmental sustainability, direct program responsibilities, key performance indicators and other metrics to track progress.
We are working to reduce our environmental impact in the following areas:
Energy. The vast majority of the energy we use is for lighting, heating, and cooling our approximately 800 branches, warehouses, and sales offices around the world. Where practicable, we engage with the owners and agents of the buildings we lease to improve energy efficiency, and we include energy-efficiency requirements in new building leases. We have implemented lighting retrofit projects, identified participation plans to purchase green power through utility green tariffs, and installed solar systems at certain facilities. Adding to our energy consumption is a fleet of approximately 900 trucks and 1,300 cars for our distribution and sales activities. Our Fleet Efficiency Policy includes the use of fuel-efficient vehicles, determining the most efficient routes, and idling restrictions.
Emissions. Our main source of direct and indirect GHG emissions is attributed to the power and natural gas used by our facilities, which accounts for approximately 70% of our total emissions. As such, the energy efficiency of our buildings is a key focus of our emissions-reduction activities. A secondary source of our GHG emissions is our truck and car fleet, and part of our emissions is due to corporate travel and the lifecycle impact of our landfilled waste. We have implemented policies and technology to reduce the emissions impact of our fleet, which included evaluation of alternative fuel sources and an assessment of electric vehicle integration into our truck and sales fleet.
We have a goal to reduce absolute direct and certain indirect GHG emissions by 30% from a 2019 baseline by 2030.
Climate Impact. Wesco aligns with the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. We annually review environmental programs, policies, and data, including energy consumption and GHG emissions to identify and assess climate-related risks. Our Board of Directors receives annual updates and ongoing information on significant risks and risk mitigation plans. Our ESG management team also reports to the Board of Directors annually on the status of our ESG programs and progress on achieving sustainability goals. We have identified climate-related opportunities that include expanding our offering of energy-efficient and renewable energy products. As attention and interest grow for climate mitigation solutions, we believe that Wesco is well positioned to expand our business in these energy efficiency and renewable energy technologies and products.
Waste. Our top three waste streams are cardboard, wood pallets and reels, and plastic. We work to find opportunities to reduce these waste streams by applying Lean principles. For waste generated, we work to identify opportunities to reuse and recycle.
We have a goal to reduce landfill waste intensity by 15% across our U.S. and Canadian locations from a 2020 baseline by 2030.
Water. As a distributor and supply chain solutions provider, we are not a major consumer of water. Our facilities primarily use water for sanitation, cleaning, and irrigation purposes. We track water usage at each of our locations and use the data to identify unusual consumption patterns that could indicate undetected leaks or excessive usage that requires intervention.
Information Security
Information security and protection of our data is a top priority for Wesco, our customers and suppliers. We take a comprehensive, multi-layered approach to securing our data and business systems from attack, compromise or loss. This includes the combination of leading technologies, physical and organizational safeguards, including a robust suite of security policies and procedures. We have a dedicated 24 hours per day/7 days per week Cybersecurity Operations team monitoring our environment for signs of attack and responding in real-time.
The implementation of a multi-layer and multi-provider portfolio of technologies is designed to deliver overlapping coverage against today’s modern attack vectors with a strong defensive and response driven security posture. We continually evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as necessary to preserve a secure state. This includes periodic reviews and assessments of our information security management system (“ISMS”) by external, independent third parties and in 2022, we achieved ISO 27001 certification for our ISMS. We conduct mandatory information security awareness training for our employees at least annually and enhanced training for specialized personnel. We have instituted regular attack or malicious activity simulations for employees to enhance awareness and responsiveness to such possible threats, and we also employ third parties to perform penetration and vulnerability tests.
While we focus heavily on prevention and detection, response and recovery plans, service agreements and partner engagements are in place should there be a need for us to respond to an attack. We have adopted a security incident response plan that provides controls and procedures for timely and accurate reporting of material cybersecurity incidents. We also maintain cyber liability insurance coverage. We did not experience any material data breaches in 2022.
To more effectively prevent, detect and respond to information security threats, we have a dedicated Chief Information Security Officer whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes. As part of its oversight of cybersecurity risk, the Audit Committee of our Board of Directors meets at least quarterly with our Chief Information Security Officer, Chief Information and Digital Officer, and other senior leaders to receive updates on cybersecurity risks and threats, the status of initiatives to strengthen our information security systems and management's assessments of our security program.
Intellectual Property
We work to protect our intellectual property through a combination of trademarks, patents and trade secrets, applicable intellectual property laws, confidentiality procedures and contractual provisions. We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and in various other countries. The trademarks and service marks filed in the U.S. include, among others: “Wesco®” and our corporate logo. The “Anixter” trademarks and service marks are registered in the U.S. and various foreign jurisdictions and the “EECOL” service mark is registered in Canada. We have also applied to register international trademarks, patents, and service mark applications in various foreign jurisdictions. While our patents have value, none is so essential that its loss would materially affect our business.
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
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters have historically been affected by a reduced level of activity due to the impact of weather on projects. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
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
In addition, the charters for our Audit, Compensation, Executive and Nominating and Governance committees, as well as our Corporate Governance Guidelines, Code of Principles for Senior Executives, Independence Policy, Global Antibribery and Anticorruption Policy, and Code of Business Conduct for our Directors, officers and employees, are all available on our website at the “Leadership” link under the “Our Company” heading.
Forward-Looking Information
This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve certain unknown risks and uncertainties, including, among others, those contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Annual Report on Form 10-K, the words “anticipates,” “plans,” “believes,” “estimates,” “intends,” “expects,” “projects,” “will” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Such statements, including, but not limited to, our statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, are based on management’s current expectations and beliefs, as well as on assumptions made by and information currently available to management, current market trends and market conditions and involve various risks and uncertainties, some of which are beyond our control and which may cause actual results to differ materially from those contained in the forward-looking statements. In addition, forward-looking statements in this document include information and statements regarding the expected benefits and costs of the transaction between Wesco and Anixter International (“Anixter”), including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives, expectations and intentions, statements that address the combined company's expected future business and financial performance, and other similar statements. Our actual results could differ materially from those expressed in any forward-looking statement made by us or on our behalf. In light of these risks and uncertainties, there can be no assurance that the forward-looking information will in fact prove to be accurate. We have undertaken no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Officers
Our executive officers and their respective ages and positions as of February 21, 2023 are set forth below.

Name	Age	Position
John J. Engel	61	Chairman, President and Chief Executive Officer
David S. Schulz	57	Executive Vice President and Chief Financial Officer
James F. Cameron	57	Executive Vice President and General Manager, Utility and Broadband Solutions
William C. Geary, II	52	Executive Vice President and General Manager, Communications and Security Solutions
Akash Khurana	49	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	56	Executive Vice President, General Counsel and Corporate Secretary
Hemant Porwal	49	Executive Vice President Supply Chain and Operations
Nelson J. Squires III	61	Executive Vice President and General Manager, Electrical and Electronic Solutions
Christine A. Wolf	62	Executive Vice President and Chief Human Resources Officer
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

Item 1A. Risk Factors.
The following factors, among others, could cause our actual results to differ materially from the forward-looking statements we make. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified by the following factors. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” and the consolidated financial statements and related notes included in this Form 10-K.
Risks Related to the Global Macroeconomic Environment and Our International Operations
Adverse conditions in the global economy and disruptions of financial and commodities markets could negatively impact us and our customers.
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and the financial and commodities markets continue to experience significant uncertainty and volatility. Adverse economic conditions, disruptions in financial markets or lack of liquidity in these markets, particularly in North America, including those caused by political risk or instability, may adversely affect our revenues and operating results. Disruptions in financial markets can cause increases in interest rates and borrowing costs. Economic and financial market conditions may also affect the availability or the cost of financing for projects and for our customers' capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers' liquidity or the availability of credit for us or our customers. Although no single customer accounts for more than 2% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults, and limit our ability to borrow additional funds. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with credit loss reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so.
The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict. Russia's recent invasion of Ukraine, and the resulting international response, have contributed to further volatility and uncertainty in the global financial and commodities markets, resulting in higher oil and commodity prices. There can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from the Russia-Ukraine conflict, changes in the creditworthiness of any government, changes to economic or trade policies, sanctions, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
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
Operating in the global marketplace exposes us to a number of risks including:
•geopolitical and security issues, including armed conflict and civil or military unrest (such as the conflict resulting from Russia's invasion of Ukraine), political instability, terrorist activity and human rights concerns;
•natural disasters (including as a result of climate change) and public health crises (including pandemics such as COVID-19), and other catastrophic events;
•global supply chain disruptions and large-scale outages or inefficient provision of services from utilities, transportation, data hosting, or telecommunications providers;
•abrupt changes in government policies, laws, regulations or treaties, including imposition of export, import, or doing-business regulations, trade sanctions, embargoes or other trade restrictions (such as sanctions and other restrictions imposed against Russia in response to Russia's invasion of Ukraine, as well as those against China to mitigate the potential U.S. national security concerns related to critical infrastructure and technology);
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
In February 2022, Russian forces invaded Ukraine. In response, the United States, the European Union and other governments throughout the world imposed broad economic sanctions and other restrictions against Russia and Russian interests. To the extent the conflict between Russia and Ukraine escalates or is further prolonged, it may have the effect of heightening many of the risks described above or elsewhere in these Risk Factors.
Our business and operations have been and will continue to be adversely affected by the COVID-19 pandemic, and the duration and extent to which it will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price remains uncertain.
The global COVID-19 pandemic has created significant disruption to the broader economies, financial markets, workforces, business environment and supply chains, as well as to our suppliers and customers. Beginning in 2020, the pandemic has caused significant disruptions to our business due to, among other things, disruptions to our suppliers and global supply chain, labor shortages, transportation disruptions, travel restrictions, the impact on our customers and their demand for our products and services and ability to pay for them, as well as temporary closures of facilities. Some of the actions we have taken in response to the COVID-19 pandemic, such as implementing remote working arrangements, may also create increased vulnerability to cybersecurity incidents and other risks. The duration and severity of the COVID-19 pandemic remains uncertain and cannot be predicted. The full extent to which the pandemic will continue to impact our business, results of operations, and financial condition depends on many evolving factors and future developments for which there remains significant uncertainty, such as possible resurgences of the virus, including new variants; the availability, effectiveness and public acceptance of treatments or vaccines (including boosters); the impact of the imposition of governmental actions; and the impact of the pandemic on the global supply chain and the broader economy and capital markets, as well as the matters noted above. In addition, the COVID-19 pandemic may continue to adversely affect many of our suppliers’ and customers' businesses and operations, including the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments, and our customers’ demand for our products and services and the ability to pay for them, all of which could adversely affect our sales and results of operations.
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
On June 22, 2020, we completed our merger with Anixter (the "Merger"). The success of the Merger, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the Merger.
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
We have expanded our operations through organic growth and selected acquisitions of businesses and assets, such as our acquisition of Rahi Systems in 2022, and may seek to do so in the future. Acquisitions involve various inherent risks, including: problems that could arise from the integration of the acquired business; uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key employees of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and expansion into new countries or geographic markets where we may be less familiar with operating requirements, target customers and regulatory compliance. Any one or more of these factors could increase our costs or cause us not to realize the benefits anticipated to result from the acquisition of a business or assets.
Risks Related to Our Information Systems and Technology and Intellectual Property
Any significant disruption or failure of our information systems could lead to interruptions in our operations, which may materially adversely affect our business operations, financial condition, and results of operations.
We operate a number of facilities and we coordinate company activities, including information technology systems and administrative services and the like, through our headquarters operations. We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products, providing service to customers, maintaining customer and supplier information, and compiling financial results. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to periodically upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both manmade and natural disasters (including those as a result of climate change), as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Further, many of the products and services we provide to customers rely on information technology to transmit and store data in both Company and third-party systems. Even where Company-managed information systems remain fully operational, a failure by a third-party's systems or procedures could have negative effects on our operations. Any significant or prolonged unavailability or failure of critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers and suppliers in a timely manner, and other harmful effects.
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
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, worms or other malicious software programs that seek to gain to access our systems and networks, or those of our third-party service providers. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Information technology security threats to our systems, networks and data have dramatically increased in recent years due the proliferation of new technologies and the increased sophistication and activities of perpetrators. We have seen, and will continue to see, industry-wide vulnerabilities, which could cause widespread disruptions to our or other parties' systems. In addition, the risk of retaliatory cyber-attacks has increased as a result of geopolitical conflicts, including Russia's invasion of Ukraine. These threats and vulnerabilities pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our proprietary and confidential information.
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
We could incur significant and unexpected costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.
We rely on certain trademarks, patents, trade secrets, copyrights, and other intellectual property, and are continuing to develop intellectual property in connection with the digital transformation of our business and operations. We cannot be certain that others have not or will not infringe upon our intellectual property. Intellectual property litigation could be costly and time consuming, and we could incur significant legal expenses pursuing these claims against others. From time to time, we may receive notices from third parties that allege intellectual property infringement. Any dispute or litigation involving intellectual property could be costly and time-consuming due to its complexity and uncertainty. Our intellectual property portfolio may not be useful in asserting a counterclaim or negotiating a license in response to a claim of infringement or misappropriation. In addition, as a result of such claims, we may lose our rights to utilize critical technology or may be required to pay substantial damages or license fees with respect to infringed rights or be required to redesign or restructure our products or services at a substantial cost, any of which could negatively impact our operating results.
Risks Related to Our Industry, Markets and Business Operations
Loss of key suppliers could decrease sales, profit margins and earnings.
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2022 accounted for approximately 28% of our purchases by dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed.
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
In 2022, our industry and the broader economy continued to experience supply chain challenges, including shortages in raw materials and components, labor shortages and transportation constraints, leading to product delays, backlogged orders and longer lead times. Russia’s invasion of Ukraine, and the related sanctions imposed against Russia and Russian interests, have further disrupted global supply chains and exacerbated existing material and product shortages, inflationary cost pressures, and logistics and capacity constraints. While we continue to aggressively and proactively manage these supply chain issues, we have experienced, and may continue to experience, some delays in receiving products from our suppliers. We cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Continued product shortages and delays could impair our ability to make scheduled deliveries to our customers in a timely manner and cause us to be at a competitive disadvantage.
The product shortages and delays in deliveries, along with other factors such as price inflation and higher transportation costs, have resulted in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. These supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, for example if the Russia-Ukraine and other geopolitical conflicts escalate or are further prolonged, which would have an adverse impact on our business and results of operations.
We conducted a climate risk assessment in 2022 aligned to the Task Force on Climate-Related Financial Disclosures (“TCFD”) to determine the materiality of climate-related risks to our business. The effects of global climate change could increase the frequency and intensity of natural disasters or extreme weather conditions, such as tropical storms, severe winter weather, drought, flooding, heat waves, wildfires and rising sea levels, which could cause or exacerbate supply chain interruptions. For example, some of our customers’, suppliers’ and our operations are in water-stressed regions or areas prone to flooding or wildfires, and our facilities depend on power grids that may be impacted by severe weather. With global climate change increasing the frequency and severity of such events, it is possible that we could face greater climate-related risks in the future, which could result in temporary or prolonged interruptions in operations, increase our operating costs and capital expenditures, and reduce revenue and profitability.
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
Historically, we have experienced a small number of cases in which our vendors supplied us with products that did not conform to the agreed upon specifications without our knowledge. Additionally, we may inadvertently sell a product not suitable for a customer’s application. We address this risk through our quality control processes, by seeking to limit liability and our warranty in our customer contracts, and by obtaining indemnification rights from vendors. However, there can be no assurance that we will be able to include protective provisions in all of our contracts or that vendors will have the financial capability to fulfill their indemnification obligations to us.
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

We also depend on transportation service providers for the delivery of products to our customers. Any significant interruption or disruption in service at one or more of our distribution centers due to severe weather or natural disasters (including as a result of climate change), information technology upgrades, operating issues, disruptions to our transportation network, public heath crises, pandemics or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations. The COVID-19 pandemic and responses to it have significantly limited or reduced the transportation of goods globally. Our industry and the broader global economy have been impacted by logistical and transportation constraints, due to reduced workforce, including at ports and warehouses, as well as commercial driver shortages around the world. This has resulted in higher transportation costs and longer delivery times for our suppliers and for our products.
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
Our continued success may depend on our ability to execute environmental, social and governance (“ESG”) programs as planned and may impact our reputation and operating costs.
Customers, suppliers, employees, community partners, shareholders and regulatory agencies in various jurisdictions globally are increasingly requesting disclosure and action relating to ESG objectives and performance. We commit time and resources to ESG efforts, consistent with our corporate values and in ways designed to strengthen our business, including programs focused on sustainability, corporate responsibility, human rights, ethics, diversity, equity and inclusion. Our failure to execute our ESG programs and objectives as planned, or in accordance with the evolving expectations of various stakeholders or regulators, could adversely affect the Company’s reputation, business and financial performance. For example, an isolated incident of non-compliance or underperformance, the aggregate effect of individually insignificant incidents or the failures of suppliers in our supply chain, can erode trust and confidence in the Company and our brand and adversely affect our business and financial performance, particularly if such events result in adverse publicity, governmental investigations or litigation.
Simultaneously, increased expectations and regulations around ESG reporting and performance may result in higher operating expenses, capital expenditures and costs of goods sold (including those related to deploying low-carbon technologies, expanding our electric vehicle fleet, strengthening ESG monitoring and reporting programs, transitioning suppliers due to their ESG programs, other costs to pursue our ESG goals or supplier price increases as manufacturers and services providers accommodate their own ESG-related expenses), which could reduce our profitability and cash flow. Additionally, certain customers may set net-zero emissions targets, and we could face pressure from such customers to further reduce emissions to assist them in the achievement of such targets or risk the loss of their business, which could result in increased costs or decreased revenue and may adversely impact financial performance.
Risks Related to Tax Matters
Changes in tax laws or challenges to the Company's tax positions by taxing authorities could adversely impact the Company's results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We cannot anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular in the U.S. and Canada, which has accounted for most of our income before taxes, can have a material adverse effect on our results of operations.
For example, Canada's Department of Finance introduced proposals to end hybrid mismatch arrangements, effective in two phases. Canada's Department of Finance released the first phase of these anti-hybrid rules, which went into effect during 2022.

These rules reduced the tax benefits from intercompany financing arrangements as disclosed in the reconciliation between the federal statutory income tax rate and the effective tax rate in Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements. Canada's Department of Finance is expected to release the second phase of these anti-hybrid rules in 2023, which could eliminate the remaining tax benefits from intercompany financing arrangements from the date the rules are effective.
Additionally, the Organization for Economic Cooperation and Development (the “OECD”) has issued proposed rules to address the tax challenges arising from the digitalization of the global economy. The so-called two-pillar solution is intended to implement rules addressing 1) nexus and profit allocation in cases where businesses profit from markets in other countries while paying little to no tax in those countries under the current physical presence-based global tax system, 2) standardized intercompany pricing for routine marketing and distribution activities, and 3) a global minimum tax as a catch-all to address residual base erosion and profit shifting. Each of the OECD’s member states must enact domestic legislation implementing the OECD’s proposed rules for them to become law. The impact on the Company’s tax obligations is unclear pending the issuance of more detailed rules in 2023. Recently, the OECD released an implementation package for some of these rules, and the European Union (the “EU”) formally adopted rules, which are expected to become effective in 2024 and 2025. Other countries, including Canada, the UK, and Australia are moving forward with legislation on this topic. The Company is evaluating the impact of the guidance released by the OECD, as well as information released by the Financial Accounting Standards Board, to determine the effect on the Company.
Finally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is sometimes uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement, which may differ from the tax expense recognized in our consolidated statements of income and comprehensive income and accrued in our consolidated balance sheets. Additionally, if we cannot meet liquidity requirements in the U.S., we may have to repatriate funds from overseas, which would result in additional income taxes being incurred on the amount repatriated.
Risks Related to Our Indebtedness and Capital Structure
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business, and fluctuations in interest rates could affect the cost of our indebtedness.
In 2020, we incurred significant additional indebtedness to finance the merger with Anixter, which increased our interest expense from historical levels. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2022, excluding debt discount and debt issuance costs, we had $5.5 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
Over the next three years, we will be required to repay or refinance approximately $3.1 billion of our currently outstanding indebtedness.
Our debt service obligations impact our ability to operate and grow our business. Our payments of principal and interest on our indebtedness reduce the amount of funds available to us to invest in operations, future business opportunities, acquisitions, and other potentially beneficial activities. Our debt service obligations also reduce our flexibility to adjust to changing market conditions and may increase our vulnerability to adverse economic, political, financial market and industry conditions. A portion of our indebtedness, including amounts outstanding under our accounts receivable securitization and revolving credit facilities, bears interest at variable rates. In the future, we may also incur additional indebtedness that bears interest at variable rates. In a rising interest rate environment, or one in which interest rates may be affected by market disruptions, the interest expense on our variable rate borrowings will increase. Our ability to service and refinance our indebtedness, make scheduled payments on our operating leases and fund capital expenditures, acquisitions or other business opportunities, will depend in large part on both our future performance and the availability of additional financing in the future, as well as prevailing interest rates and other market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.
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
Our credit facilities and our other debt agreements, including those governing the debt financings incurred in connection with the merger with Anixter, contain various covenants that restrict or limit our ability to, among other things:
•incur additional indebtedness or create liens on assets
•engage in mergers, acquisitions or consolidations,
•make loans or other investments,
•transfer, lease or dispose of assets outside the ordinary course of business,
•pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt, and
•engage in affiliate transactions.
In addition, certain of these debt agreements contain financial covenants that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing certain of our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the liquidity section in “Item 7. Management's Discussion and Analysis” for further details.
General Risk Factors
We are subject to costs and risks associated with global laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.
The global legal and regulatory environment is complex and exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the coming year. They include laws and regulations covering taxation, trade, import and export, labor and employment (including wage and hour), product safety, product labeling, occupational safety and health, data privacy, data protection, intellectual property and environmental matters (including those relating to global climate change and its impact). We are also subject to securities and exchange laws and regulations and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas could affect the cost of our business operations.
From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, worker health and safety, intellectual property misappropriation or infringement, and general commercial and securities matters. While we believe the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of these as well as other contingencies could require us to take actions, which could adversely affect our operations, could diminish our intellectual property portfolio or could require us to pay substantial amounts of money. Even if we successfully defend against claims, we may incur significant costs that could adversely affect our results of operations, financial condition and cash flow.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We operate a network of approximately 650 branches and warehouse locations that hold inventory, and approximately 150 sales offices, with operations in more than 50 countries throughout the world. This includes 49 facilities with square footage between 100,000 and 500,000 that operate as regional distribution centers or large branch locations, of which 38 are located in the U.S., seven in Canada, three in Europe and one in South America. Approximately 7% of our facilities are owned, and the remainder are leased.
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
Information relating to legal proceedings is disclosed in Note 15, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC”. As of February 17, 2023, there were 51,099,562 shares of common stock outstanding held by approximately 850 holders of record. We have not paid dividends on our common stock. We expect, however, to begin paying a quarterly cash dividend on our common stock starting in the first quarter of 2023, subject to approval and declaration by our Board of Directors. As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, the terms of the Revolving Credit Facility, as well as the indentures governing the 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028 contain various restrictive covenants that limit the amount of dividends and common stock repurchases that can be made. We were in compliance with these conditions in 2022 and expect to be in 2023.
Issuer Purchases of Equity Securities.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
October 1, 2022 – October 31, 2022	4,089	$123.68	—	$1,000.0
November 1, 2022 – November 30, 2022	88,661	$126.50	87,502	$988.9
December 1, 2022 – December 31, 2022	1,258	$125.10	—	$988.9
Total	94,008	$126.36	87,502
(1)    There were 6,506 shares purchased during the quarterly period ended December 31, 2022 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company's common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.

Company Performance. The following stock price performance graph illustrates the cumulative total return on an investment in Wesco International, a 2022 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2017 to December 31, 2022, and assumes that the value for each investment was $100 on December 31, 2017, and that all dividends were reinvested.

Wesco International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$250
$200
$150
$100
$50
$0

	2017	2018	2019	2020	2021	2022
Wesco Intl Inc.	$100.00	$70.43	$87.15	$115.19	$193.09	$183.71
Performance Peer Group	$100.00	$92.87	$124.04	$152.34	$210.64	$204.05
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41

2022 Performance Peer Group:
Applied Industrial Technologies, Inc.	Fastenal Company	Rexel SA
Arrow Electronics, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group Inc.	MRC Global, Inc.
Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of this Annual Report on Form 10-K. In this Item 7, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA margin, financial leverage, adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating expense (income), adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are helpful to users of our financial statements as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing users to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
Company Overview
Wesco, headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
We employ approximately 20,000 people, maintain relationships with more than 50,000 suppliers, and serve approximately 150,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate approximately 800 branches, warehouses and sales offices in more than 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and multi-national corporations.
In 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. In 2022, we launched the master brand identity in North America and began migrating certain legacy sub-brands to the master brand architecture, a process that will continue for the next several years. Due to the strength of its recognition with customers and suppliers, we will continue to use the Anixter brand name globally for the foreseeable future.
We have operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”). These operating segments are equivalent to our reportable segments. See Item 1, “Business” in this Annual Report on Form 10-K for a description of each of our reportable segments and their business activities.
Overall Financial Performance
Our financial results for 2022 compared to 2021 reflect double-digit sales growth driven by the benefits of price inflation and higher volumes, increased scale, secular demand trends and execution of our cross-sell program, as well as margin expansion and the realization of integration synergies, partially offset by higher selling, general and administrative (“SG&A”) payroll and payroll-related expenses, volume-related costs, along with expenses associated with our digital transformation initiatives.
Net sales for 2022 increased $3.2 billion, or 17.6%, over the prior year. The increase reflects price inflation and volume growth, secular demand trends, and execution of our cross-sell program, as well as the acquisition of Rahi Systems Holdings, Inc. (“Rahi Systems”) in the fourth quarter of 2022, partially offset by the negative impacts of fluctuations in foreign exchange rates and the divestiture of Wesco's legacy utility and data communications businesses in Canada in the first quarter of 2021. Cost of goods sold as a percentage of net sales was 78.2% and 79.2% for 2022 and 2021, respectively. The improvement of 100 basis points reflects our focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program and higher supplier volume rebates as a percentage of net sales. Cost of goods sold for 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 14 basis points.
Income from operations was $1.4 billion for 2022, compared to $0.8 billion for 2021. Income from operations as a percentage of net sales was 6.7% for the current year, compared to 4.4% for the prior year. Income from operations for 2022 includes merger-related and integration costs of $67.4 million. Additionally, in connection with an integration initiative to review our brand strategy, certain legacy trademarks are migrating to a master brand architecture, which resulted in $9.8 million of accelerated amortization expense in 2022. Adjusted for these items, income from operations was 7.1% of net sales in 2022. For 2021, income from operations adjusted for merger-related and integration costs of $158.5 million, accelerated trademark amortization expense of $32.0 million, and a net gain of $8.9 million resulting from the divestiture of our legacy utility and data communications businesses in Canada was 5.4% of net sales. For 2022, income from operations compared to the prior year improved across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies and a reduction to incentive compensation expense. Income from operations for 2022 was negatively impacted by higher salaries due to wage inflation and increased headcount, as well as an increase in commissions and volume-related costs driven by significant sales growth. In addition, digital transformation initiatives contributed to higher expenses in 2022, including those related to professional and consulting fees.
Earnings per diluted share for 2022 was $15.33, based on 52.4 million diluted shares, compared to $7.84 for 2021, based on 52.0 million diluted shares. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for 2022 was $16.42. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on divestitures, a $36.6 million curtailment gain resulting from the remeasurement of our pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans, and the related income tax effects, earnings per diluted share for 2021 was $9.98. Adjusted earnings per diluted share increased 64.5% year-over-year.
Our industry and the broader economy are experiencing supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. During 2022, we continued to experience strong demand from many of our customers, along with uncertainty in the amount of time it takes to receive products from our suppliers. We are aggressively managing supply chain issues and have begun to experience some improvements, although we anticipate that supply chain constraints and inflationary pressures may extend into 2023. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts from these disruptions at this time.
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
Cash Flow
Operating cash flow for 2022 was $11.0 million. Net cash provided by operating activities included net income of $862.1 million and non-cash adjustments to net income totaling $243.1 million, which were primarily comprised of depreciation and amortization of $179.0 million, stock-based compensation expense of $46.4 million, amortization of debt discount and debt issuance costs of $15.2 million, and deferred income taxes of $1.2 million. Operating cash flow also included changes in assets and liabilities of $1.1 billion, which were primarily comprised of an increase in inventories of $817.0 million resulting from supply chain challenges and to support growth in our sales backlog, including project-based business, as well as an increase in trade accounts receivable of $690.6 million due to significant sales growth. These cash outflows were partially offset by an increase in accounts payable of $552.9 million due to the aforementioned higher purchases of inventory.
Investing activities primarily included $255.4 million of cash paid to acquire Rahi Systems, less cash acquired of $68.6 million, and $99.4 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of net borrowings of $433.0 million related to our revolving credit facility (the “Revolving Credit Facility”) and net borrowings of $265.0 million related to our accounts receivable securitization facility (the “Receivables Facility”). Financing activities for 2022 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, $25.8 million of payments for taxes related to the exercise and vesting of stock-based awards, borrowings and repayments of $19.5 million and $19.5 million, respectively, related to our various international lines of credit, and $11.1 million of common stock repurchases.

Financing Availability
During 2022 we amended our Receivables Facility and Revolving Credit Facility to, among other things, increase their borrowing capacities, extend their maturity dates, and replace the London Inter-Bank Offered Rate-based (“LIBOR”) interest rate options with Secured Overnight Financing Rate-based (“SOFR”) interest rate options.
See Note 9, “Debt” of our Notes to Consolidated Financial Statements for additional disclosure regarding the amendments to these facilities.
As of December 31, 2022, we had $664.9 million in total available borrowing capacity under our Revolving Credit Facility. Available borrowing capacity under our Receivables Facility was $50.0 million. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively. As of December 31, 2022, we also had $10.1 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, including those related to goodwill and indefinite-lived intangible assets, defined benefit pension plans, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following accounting estimates are the most critical to the understanding of our consolidated financial statements as they require subjective or complex judgments by management.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying values may not be recoverable. We test for goodwill impairment on a reporting unit level. We first assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price, to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of our reporting units may not exceed their respective carrying values, then we perform a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. We determine the fair values of our reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. We use a discount rate that reflects market participants' cost of capital. We evaluate the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Significant inputs used in the relief-from-royalty method include projected revenues, discount rates, royalty rates, and applicable income tax rates.
We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2022 by assessing qualitative factors to determine whether it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. As a result of this assessment, we determined that it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.
The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around future expected operating margins and discount rate. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
See Note 5, “Goodwill and Intangible Assets” of our Notes to Consolidated Financial Statements for additional disclosure regarding goodwill and indefinite-lived intangible assets.

Defined Benefit Pension Plans
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality).
Liabilities for defined benefit pension plans are particularly sensitive to changes in the discount rate. At the end of each fiscal year, we determine the discount rate to measure our defined benefit pension plan liabilities at their present value. The discount rate reflects the current rate at which the defined benefit pension plan liabilities could be effectively settled at the end of the year. This rate is estimated using a yield curve based on corporate bond data, which we believe is consistent with observable market conditions and industry standards for developing spot rate curves. The consolidated weighted-average discount rate used to measure the projected benefit obligation of all plans was 4.6% and 2.6% at December 31, 2022 and 2021, respectively. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in an increase in the expense for 2023 of approximately $1.0 million, and an increase in our projected benefit obligations at December 31, 2022 of $41.0 million. The impact of a 50-basis-point increase in the assumed discount rate would result in a decrease in the expense for 2023 of approximately $3.0 million, and a decrease in our projected benefit obligations at December 31, 2022 of $37.0 million. Changes in the expected long-term rate of return on plan assets and assumptions relating to the employee workforce are less likely to have a material impact on the measurement of defined benefit pension plan liabilities.
See Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements for additional disclosure regarding defined benefit pension plans.
Income Taxes
We recognize deferred tax assets consistent with amounts expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing taxable temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. We regularly assess the realizability of deferred tax assets.
We account for uncertainty in income taxes using a “more-likely-than-not” recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from the estimate recognized in the consolidated financial statements. We recognize interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.
See Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements for additional disclosure regarding income taxes.

Results of Operations
The following table sets forth the percentage relationship to net sales of the financial statement line items in our Consolidated Statements of Income and Comprehensive Income for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (excluding depreciation and amortization)	78.2	79.2	81.1
Selling, general and administrative expenses	14.2	15.3	15.1
Depreciation and amortization	0.8	1.1	1.0
Income from operations	6.8	4.4	2.8
Interest expense, net	1.5	1.5	1.8
Other expense (income), net	—	(0.3)	—
Income before income taxes	5.3	3.2	1.0
Provision for income taxes	1.3	0.6	0.2
Net income	4.0	2.6	0.8
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income attributable to WESCO International, Inc.	4.0	2.6	0.8
Preferred stock dividends	0.3	0.4	0.2
Net income attributable to common stockholders	3.7%	2.2%	0.6%

2022 Compared to 2021
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Twelve Months Ended		Growth/(Decline)
(In thousands)	December 31, 2022	December 31, 2021	Reported	Acquisition/Divestiture Impact	Foreign Exchange Impact	Workday Impact	Organic Growth

EES	$8,823,331	$7,621,263	15.8%	(0.1)%	(1.8)%	0.4%	17.3%
CSS	6,401,468	5,715,238	12.0%	2.0%	(1.9)%	0.4%	11.5%
UBS	6,195,317	4,881,011	26.9%	(0.1)%	(0.6)%	0.4%	27.2%
Total net sales	$21,420,116	$18,217,512	17.6%	0.5%	(1.5)%	0.4%	18.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales.
Net sales were $21.4 billion for 2022 compared with $18.2 billion for 2021, an increase of 17.6%. The increase primarily reflects price inflation and volume growth, secular demand trends, and execution of our cross-sell program. Organic sales for 2022 grew 18.2% as the acquisition of Rahi Systems in the fourth quarter of 2022, partially offset by the divestiture of Wesco's legacy utility and data communications businesses in Canada in the first quarter of 2021, positively impacted reported net sales by 0.5%. Additionally, the number of workdays positively impacted reported net sales by 0.4%, while fluctuations in foreign exchange rates negatively impacted reported net sales by 1.5%. All segments reported double-digit sales growth versus the prior year, as discussed below. For the year ended December 31, 2022, pricing related to inflation favorably impacted our net sales by approximately 8%.
EES reported net sales of $8.8 billion for 2022 compared to $7.6 billion for 2021, an increase of 15.8%. Organic sales for 2022 grew 17.3% as the number of workdays positively impacted reported net sales by 0.4%, while fluctuations in foreign exchange rates and the Canadian divestitures described in our overall results above negatively impacted reported net sales by 1.8% and 0.1%, respectively. The year-over-year increase in organic sales reflects price inflation, growth in our industrial, construction, and original equipment manufacturer businesses, as well as the benefits of cross selling and secular growth trends. Additionally, supply chain constraints have had a negative impact on sales in both 2022 and 2021; however, these pressures have begun to moderate.
CSS reported net sales of $6.4 billion for 2022 compared to $5.7 billion for 2021, an increase of 12.0%. Organic sales for 2022 grew 11.5% as the acquisition of Rahi Systems in the fourth quarter of 2022 and the number of workdays positively impacted reported net sales by 2.0% and 0.4%, respectively, while fluctuations in foreign exchange rates negatively impacted reported net sales by 1.9%. The year-over-year increase in organic sales reflects strong growth in our security solutions and network infrastructure businesses, as well as the benefits of cross selling and some improvements in supply chain constraints.
UBS reported net sales of $6.2 billion for 2022 compared to $4.9 billion for 2021, an increase of 26.9%. Organic sales for 2022 grew 27.2% as the number of workdays positively impacted reported net sales by 0.4%, while fluctuations in foreign exchange rates and the Canadian divestitures described in our overall results above negatively impacted reported net sales by 0.6% and 0.1%, respectively. The year-over-year increase in organic sales reflects price inflation, broad-based growth driven by investments in electrification, green energy, utility grid modernization and hardening, and rural broadband development, as well as expansion in our integrated supply business.
Cost of Goods Sold
Cost of goods sold for 2022 was $16.8 billion compared to $14.4 billion for 2021, an increase of $2.4 billion. Cost of goods sold as a percentage of net sales was 78.2% and 79.2% for 2022 and 2021, respectively. The favorable reduction of 100 basis points reflects our focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program and higher supplier volume rebates as a percentage of net sales. Cost of goods sold for 2021 included a write-down to the carrying value of certain personal protective equipment inventories, which increased cost of goods sold as a percentage of net sales by approximately 14 basis points.

Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for 2022 totaled $3.0 billion versus $2.8 billion for 2021, an increase of $252.6 million, or 9.0%. As a percentage of net sales, SG&A expenses were 14.2% and 15.3% for 2022 and 2021, respectively. SG&A expenses for 2022 include merger-related and integration costs of $67.4 million. Adjusted for this amount, SG&A expenses for 2022 were 13.9% of net sales. SG&A expenses for 2021 include merger-related and integration costs of $158.5 million, as well as a net gain of $8.9 million resulting from the Canadian divestitures. Adjusted for these amounts, SG&A expenses were 14.5% of net sales for 2021.
SG&A payroll and payroll-related expenses for 2022 of $1.9 billion increased by $128.7 million compared to 2021 primarily as a result of higher salaries due to wage inflation and increased headcount, as well as an increase in commissions driven by significant sales growth, partially offset by a reduction to incentive compensation expense.
SG&A expenses not related to payroll and payroll-related costs for 2022 were $1.1 billion, an increase of $123.9 million compared to 2021. The increase primarily reflects higher volume-related costs driven by significant sales growth and digital transformation initiatives that contributed to higher expenses in 2022, including those related to professional and consulting fees, as well as the absence of the net gain recognized in the first quarter of 2021 on the Canadian divestitures. These increases were partially offset by the realization of integration cost synergies and lower costs associated with integration activities.
Depreciation and Amortization
Depreciation and amortization decreased $19.6 million to $179.0 million for 2022, compared to $198.6 million for 2021. Depreciation and amortization for 2022 and 2021 includes $9.8 million and $32.0 million, respectively, of accelerated amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described in our overall results above.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Year Ended December 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$799,419	$525,693	$650,470	$(537,497)	$1,438,085

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Income from operations	$542,059	$395,343	$412,740	$(548,269)	$801,873
Income from operations was $1.4 billion for 2022 compared to $0.8 billion for 2021. The increase of $636.2 million, or 79.3%, reflects sales growth and lower cost of goods sold as a percentage of net sales, along with the realization of integration synergies and a reduction to incentive compensation expense, partially offset by higher salaries and commissions, volume-related costs, as well as expenses associated with our digital transformation initiatives.
EES reported income from operations of $799.4 million for 2022 compared to $542.1 million for 2021. The increase of $257.3 million primarily reflects the factors impacting the overall business, as described above.
CSS reported income from operations of $525.7 million for 2022 compared to $395.3 million for 2021. The increase of $130.4 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for 2021 was negatively impacted by approximately $21.1 million from the inventory write-down described under Cost of Goods Sold above.
UBS reported income from operations of $650.5 million for 2022 compared to $412.7 million for 2021. The increase of $237.8 million primarily reflects the factors impacting the overall business, as described above, offset by the benefit in the first quarter of 2021 from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $537.5 million for 2022, compared to $548.3 million for 2021. The decrease of $10.8 million primarily reflects lower professional and consulting fees associated with integration activities, partially offset by an increase in information technology expenses related to our digital transformation initiatives as well as higher salaries due to wage inflation and increased headcount.

Interest Expense, net
Net interest expense totaled $294.4 million for 2022 compared to $268.1 million for 2021. The increase of $26.3 million, or 9.8%, reflects higher borrowings and an increase in variable interest rates.
Other Expense (Income), net
Other non-operating expense totaled $7.0 million for 2022 compared to other non-operating income of $48.1 million for 2021. As disclosed in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, we recognized net benefits of $14.8 million and $53.2 million associated with the non-service cost components of net periodic pension (benefit) cost for 2022 and 2021, respectively. The non-service cost components of net periodic pension (benefit) cost for 2021 includes a $36.6 million curtailment gain. Due to fluctuations in the U.S. dollar against certain foreign currencies, for example the Canadian dollar, we recorded foreign currency exchange losses of $19.9 million and $2.8 million in 2022 and 2021, respectively.
Income Taxes
The provision for income taxes was $274.5 million for 2022 compared to $115.5 million for 2021, resulting in effective tax rates of 24.2% and 19.9%, respectively. The effective tax rates for both the current year and the prior year were favorably impacted by the tax benefits related to intercompany financing and reductions in the valuation allowance recorded against certain foreign tax credit carryforwards. The higher effective tax rate in the current year is primarily due to lower tax benefits from intercompany financing arrangements resulting from changes in Canadian tax law and certain foreign derived intangible income.
Net Income and Earnings per Share
Net income for 2022 was $862.1 million compared to $466.4 million for 2021, an increase of $395.7 million, or 84.8%.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $57.4 million for 2022 and 2021.
Net income and earnings per diluted share attributable to common stockholders were $803.1 million and $15.33, respectively, for 2022 compared to $408.0 million and $7.84, respectively, for 2021. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $860.1 million and $16.42, respectively, for the year ended December 31, 2022. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, net gain on Canadian divestitures, gain on curtailment of defined benefit pension plans, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $519.3 million and $9.98, respectively, for the year ended December 31, 2021.

The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating expense (income), provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating expense (income), adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted SG&A Expenses:	2022	2021
	(In thousands)
Selling, general and administrative expenses	$3,044,223	$2,791,641
Merger-related and integration costs	(67,446)	(158,484)
Net gain on divestitures	—	8,927
Adjusted selling, general and administrative expenses	$2,976,777	$2,642,084

	Year Ended December 31,
Adjusted Income from Operations:	2022	2021
	(In thousands)
Income from operations	$1,438,085	$801,873
Merger-related and integration costs	67,446	158,484
Accelerated trademark amortization	9,774	32,021
Net gain on divestitures	—	(8,927)
Adjusted income from operations	$1,515,305	$983,451

	Year Ended December 31,
Adjusted Other Expense (Income), net:	2022	2021
	(In thousands)
Other expense (income), net	$7,014	$(48,112)
Curtailment gain	—	36,580
Adjusted other expense (income), net	$7,014	$(11,532)

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2022	2021
	(In thousands)
Provision for income taxes	$274,529	$115,510
Income tax effect of adjustments to income from operations and other income, net(1)	20,165	33,672
Adjusted provision for income taxes	$294,694	$149,182
(1)    The adjustments to income from operations for the years ended December 31, 2022 and 2021 have been tax effected at rates of 26.1% and 23.5%, respectively. The adjustment to other-non operating income for the year ended December 31, 2021 has been tax effected at a rate of 24.6% as the majority of the curtailment gain relates to our Canadian defined benefit pension plans.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2022	2021
(In thousands, except per share data)
Adjusted income from operations	$1,515,305	$983,451
Interest expense, net	294,420	268,073
Adjusted other expense (income), net	7,014	(11,532)
Adjusted income before income taxes	1,213,871	726,910
Adjusted provision for income taxes	294,694	149,182
Adjusted net income	919,177	577,728
Net income attributable to noncontrolling interests	1,651	1,020
Adjusted net income attributable to WESCO International, Inc.	917,526	576,708
Preferred stock dividends	57,408	57,408
Adjusted net income attributable to common stockholders	$860,118	$519,300

Diluted shares	52,395	52,030
Adjusted earnings per diluted share	$16.42	$9.98
Note: For the year ended December 31, 2022, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated trademark amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the year ended December 31, 2021, SG&A expenses, income from operations, other non-operating income, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the divestiture of our legacy utility and data communications businesses in Canada, accelerated trademark amortization expense associated with migrating to our master brand architecture, a curtailment gain, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$801,283	$526,985	$648,478	$(1,173,683)	$803,063
Net income attributable to noncontrolling interests	158	—	—	1,493	1,651
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	274,529	274,529
Interest expense, net	—	—	—	294,420	294,420
Depreciation and amortization	42,621	68,448	23,251	44,694	179,014
EBITDA	$844,062	$595,433	$671,729	$(501,139)	$1,610,085
Other (income) expense, net	(2,022)	(1,292)	1,992	8,336	7,014
Stock-based compensation expense(1)	9,226	4,859	3,534	23,418	41,037
Merger-related and integration costs	—	—	—	67,446	67,446
Adjusted EBITDA	$851,266	$599,000	$677,255	$(401,939)	$1,725,582
Adjusted EBITDA margin %	9.6%	9.4%	10.9%		8.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2022 excludes $5.4 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543,633	$394,031	$412,698	$(942,388)	$407,974
Net income attributable to noncontrolling interests	298	—	—	722	1,020
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	115,510	115,510
Interest expense, net	—	—	—	268,073	268,073
Depreciation and amortization	55,998	82,870	22,447	37,239	198,554
EBITDA	$599,929	$476,901	$435,145	$(463,436)	$1,048,539
Other (income) expense, net(1)	(1,872)	1,312	42	(47,594)	(48,112)
Stock-based compensation expense(2)	6,404	2,607	2,107	14,581	25,699
Merger-related and integration costs	—	—	—	158,484	158,484
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$604,461	$480,820	$428,367	$(337,965)	$1,175,683
Adjusted EBITDA margin %	7.9%	8.4%	8.8%		6.5%
(1) Corporate other non-operating income in the calculation of adjusted EBITDA for the year ended December 31, 2021 includes a $36.6 million curtailment gain.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2021 excludes $5.1 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

2021 Compared to 2020
The comparability of our financial performance for 2021 relative to 2020 is impacted by the fact that 2020 includes the results of operations of Anixter for only the second half of the year.
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
EES reported net sales of $7.6 billion for 2021, compared to $5.5 billion for 2020, an increase of 39.1%. In addition to the impact from the merger with Anixter, the increase reflects improved economic conditions and strong demand.
CSS reported net sales of $5.7 billion for 2021, compared to $3.3 billion for 2020, an increase of 72.0%. The increase reflects the impact of the merger with Anixter and broad-based growth in our security solutions and network infrastructure businesses.
UBS reported net sales of $4.9 billion for 2021, compared to $3.5 billion for 2020, an increase of 38.5%. Along with the impact of the merger with Anixter, the increase reflects broad-based growth in our utility business and continued strong demand in our broadband business.
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
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for 2021 totaled $2.8 billion versus $1.9 billion for 2020. As a percentage of net sales, SG&A expenses were 15.3% and 15.1%, respectively. The increase in SG&A expenses of $932.6 million, or 50.2%, primarily reflects the impact of the merger with Anixter. SG&A expenses for 2021 were favorably impacted by the realization of integration synergies and structural cost takeout actions. SG&A expenses for 2021 include merger-related and integration costs of $158.5 million, as well as a net gain of $8.9 million resulting from the divestiture of our legacy utility and data communications businesses in Canada in the first quarter of 2021 in connection with the merger with Anixter. Adjusted for these amounts, SG&A expenses were 14.5% of net sales for 2021. SG&A expenses for 2020 include $132.2 million of merger-related and integration costs, as well as a gain on the sale of an operating branch in the U.S. of $19.8 million. Adjusted for these amounts, SG&A expenses were 14.2% of net sales for 2020, reflecting lower sales and the merger with Anixter, partially offset by cost reduction actions taken in response to the COVID-19 pandemic that lowered SG&A expenses as a percentage of net sales by approximately 40 basis points.
SG&A payroll and payroll-related expenses for 2021 of $1.8 billion increased by $589.5 million compared to 2020 primarily due to the merger with Anixter. Excluding the impact of the merger with Anixter, SG&A payroll and payroll-related expenses in 2021 were negatively impacted by higher salaries, variable compensation expense and benefit costs, including the impact of reinstating salaries and certain benefits for legacy Wesco employees that had been reduced or suspended in 2020 in response to the COVID-19 pandemic.

SG&A expenses not related to payroll and payroll-related costs for 2021 were $991.1 million, an increase of $343.1 million compared to 2020 primarily due to the merger with Anixter. Excluding the impact of the merger with Anixter, these SG&A expenses for 2021 were negatively impacted by higher professional and consulting fees, and information technology expenses resulting from integration activities and digital transformation initiatives. Shipping and handling costs also increased in 2021 due to sales volume growth. The gain on the sale of an operating branch in the U.S., as described above, positively impacted SG&A expenses in 2020.
Depreciation and Amortization
Depreciation and amortization increased $77.0 million to $198.6 million for 2021, compared to $121.6 million for 2020. Depreciation and amortization for 2021 includes $63.3 million attributable to the amortization of identifiable intangible assets acquired in the merger with Anixter, as well as $32.0 million resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture, as described above.
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
Income from operations was $801.9 million for 2021, compared to $347.0 million for 2020. The increase of $454.9 million, or 131.1%, primarily reflects the merger with Anixter. For 2021, income from operations improved compared to 2020 across all segments and reflects sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration cost synergies and structural cost takeout actions. Income from operations for 2021 was negatively impacted by higher volume-related costs, and SG&A payroll and payroll-related expenses, as described above. Income from operations for 2021 was not materially effected by higher pricing related to inflation given the offsetting effect of higher costs for certain products.
EES reported income from operations of $542.1 million for 2021, compared to $260.2 million for 2020. The increase of $281.9 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for 2021 was negatively impacted by $4.4 million from the inventory write-down described under Cost of Goods Sold above, as well as accelerated trademark amortization expense of $13.3 million associated with migrating to our master brand architecture.
CSS reported income from operations of $395.3 million for 2021, compared to $217.2 million for 2020. The increase of $178.1 million primarily reflects the factors impacting the overall business, as described above. Additionally, income from operations for 2021 was negatively impacted by $21.1 million from the inventory write-down described under Cost of Goods Sold above, as well as accelerated trademark amortization expense of $17.4 million associated with migrating to our master brand architecture.
UBS reported income from operations of $412.7 million for 2021, compared to $231.7 million for 2020. The increase of $181.0 million primarily reflects the factors impacting the overall business, as described above, combined with the benefit from the net gain on the Canadian divestitures.
Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $548.3 million for 2021, compared to $362.0 million for 2020. The increase of $186.3 million primarily reflects the merger with Anixter, as well as merger-related and integration costs, higher SG&A payroll and payroll-related expenses, professional and consulting fees, and information technology expenses, as described above.
Interest Expense, net
Net interest expense totaled $268.1 million for 2021, compared to $226.6 million for 2020. The increase of $41.5 million, or 18.3%, was driven by financing activity related to the merger with Anixter.

Other Expense (Income), net
Other non-operating income totaled $48.1 million for 2021, compared to $2.4 million for 2020, an increase of $45.7 million. As disclosed in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, we recognized net benefits of $53.2 million and $8.2 million associated with the non-service cost components of net periodic pension (benefit) cost for 2021 and 2020, respectively. The non-service cost components of net periodic pension (benefit) cost for 2021 includes a $36.6 million curtailment gain. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized net foreign currency exchange losses of $2.8 million and $4.9 million in 2021 and 2020, respectively.
Income Taxes
The provision for income taxes was $115.5 million for 2021, compared to $22.8 million for 2020, resulting in effective tax rates of 19.9% and 18.6%, respectively. The effective tax rate for 2021 was favorably impacted by a change in the mix of domestic and foreign earnings, tax benefits related to certain foreign derived intangible income, and a reduction in the valuation allowance recorded against certain foreign tax credit carryforwards. The effective tax rate for 2020 was impacted by one-time items associated with the Anixter merger.
Net Income and Earnings per Share
Net income for 2021 was $466.4 million, compared to $100.0 million for 2020.
Preferred stock dividends expense, which relates to the fixed-rate reset cumulative perpetual preferred stock, Series A, that was issued in connection with the merger with Anixter, was $57.4 million for 2021 compared to $30.1 million for 2020.
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
The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating income, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating income, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
Adjusted SG&A Expenses:	2021	2020
	(In thousands)
Selling, general and administrative expenses	$2,791,641	$1,859,028
Merger-related and integration costs	(158,484)	(132,236)
Net gain on sale of assets and divestitures	8,927	19,816
Adjusted selling, general and administrative expenses	$2,642,084	$1,746,608

	Year Ended December 31,
Adjusted Income from Operations:	2021	2020
	(In thousands)
Income from operations	$801,873	$347,038
Merger-related and integration costs	158,484	132,236
Accelerated trademark amortization	32,021	—
Merger-related fair value adjustments	—	43,693
Out-of-period adjustment	—	18,852
Net gain on sale of assets and divestitures	(8,927)	(19,816)
Adjusted income from operations	$983,451	$522,003

	Year Ended December 31,
Adjusted Other Income, net:	2021	2020
	(In thousands)
Other income, net	$(48,112)	$(2,395)
Curtailment gain	36,580	—
Adjusted other income, net	$(11,532)	$(2,395)

	Year Ended December 31,
Adjusted Provision for Income Taxes:	2021	2020
	(In thousands)
Provision for income taxes	$115,510	$22,803
Income tax effect of adjustments to income from operations and other income, net(1)	33,672	41,817
Adjusted provision for income taxes	$149,182	$64,620
(1)    The adjustments to income from operations have been tax effected at rates of 23.5% and 23.9% for the years ended December 31, 2021 and 2020, respectively. The adjustment to other non-operating income for the year ended December 31, 2021 has been tax effected at a rate of 24.6% as the majority of the curtailment gain relates to our Canadian defined benefit pension plans.

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
Note: For the year ended December 31, 2021, SG&A expenses, income from operations, other non-operating income, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, a net gain on the divestiture of our legacy utility and data communications businesses in Canada, accelerated trademark amortization expense associated with migrating to our master brand architecture, a curtailment gain, and the related income tax effects. For the year ended December 31, 2020, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory cost absorption accounting, a gain on sale of an operating branch in the U.S., and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin %
The following tables reconcile net income attributable to common stockholders to EBITDA, adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543,633	$394,031	$412,698	$(942,388)	$407,974
Net income attributable to noncontrolling interests	298	—	—	722	1,020
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	115,510	115,510
Interest expense, net	—	—	—	268,073	268,073
Depreciation and amortization	55,998	82,870	22,447	37,239	198,554
EBITDA	$599,929	$476,901	$435,145	$(463,436)	$1,048,539
Other (income) expense, net(1)	(1,872)	1,312	42	(47,594)	(48,112)
Stock-based compensation expense(2)	6,404	2,607	2,107	14,581	25,699
Merger-related and integration costs	—	—	—	158,484	158,484
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$604,461	$480,820	$428,367	$(337,965)	$1,175,683
Adjusted EBITDA margin %	7.9%	8.4%	8.8%		6.5%
(1) Corporate other non-operating income in the calculation of adjusted EBITDA for the year ended December 31, 2021 includes a $36.6 million curtailment gain.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2021 excludes $5.1 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
EBITDA	$297,798	$254,976	$254,058	$(335,799)	$471,033
Other (income) expense, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(1)	4,080	1,403	1,336	9,895	16,714
Merger-related and integration costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment	12,634	2,325	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$308,327	$280,656	$265,593	$(194,259)	$660,317
Adjusted EBITDA margin %	5.6%	8.4%	7.5%		5.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as such amount is included in merger-related and integration costs.

Note: EBITDA, Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, merger-related and integration costs, merger-related fair value adjustments, an out-of-period adjustment related to inventory cost absorption accounting, and net gains on the divestiture of our legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of December 31, 2022, we had $664.9 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $50.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $294.5 million, provided liquidity of $1.0 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
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
At December 31, 2022, approximately 53% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
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
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of December 31, 2022.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.9 as of December 31, 2022 and 3.9 as of December 31, 2021.

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve months ended
	December 31, 2022	December 31, 2021
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$803.1	$408.0
Net income attributable to noncontrolling interests	1.7	1.0
Preferred stock dividends	57.4	57.4
Provision for income taxes	274.5	115.5
Interest expense, net	294.4	268.1
Depreciation and amortization	179.0	198.5
EBITDA	$1,610.1	$1,048.5
Other expense (income), net(1)	7.0	(48.1)
Stock-based compensation expense	41.0	25.7
Merger-related and integration costs	67.4	158.5
Net gain on divestitures	—	(8.9)
Adjusted EBITDA	$1,725.5	$1,175.7

	As of
	December 31, 2022	December 31, 2021
Short-term debt and current portion of long-term debt, net	$70.5	$9.5
Long-term debt, net	5,346.0	4,701.5
Debt discount and debt issuance costs(2)	57.9	70.6
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(2)	(0.3)	(0.9)
Total debt	5,474.1	4,780.7
Less: Cash and cash equivalents	527.3	212.6
Total debt, net of cash	$4,946.8	$4,568.1

Financial leverage ratio	2.9	3.9
(1)    Other non-operating income for the year ended December 31, 2021 includes a $36.6 million curtailment gain.
(2)    Debt is presented in the consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, merger-related and integration costs, and net gain on the divestiture of our legacy utility and data communications businesses in Canada.
The undistributed earnings of our foreign subsidiaries amounted to approximately $1,865.4 million at December 31, 2022. Most of these earnings have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the GILTI tax regime imposed by the Tax Cuts and Jobs Act of 2017. Future distributions of previously taxed earnings by our foreign subsidiaries should, therefore, result in minimal U.S. taxation. We have elected to pay the transition tax in installments over an eight year period, which ends in 2026. As of December 31, 2022, our remaining liability for the transition tax was $58.8 million. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We estimate that additional taxes of approximately $91.4 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2022, based upon the laws in effect on that date. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.

We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,625 million. As of December 31, 2022, we had $1,023.6 million and $1,535.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of December 31, 2022, there was $10.1 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit facility. As of December 31, 2022, we had $7.1 million outstanding under our international lines of credit.
During 2022, we amended our Receivables Facility several times to increase its borrowing capacity from $1,300 million to $1,625 million, extend its maturity date from June 21, 2024 to March 1, 2025, and decrease the interest rate spread from 1.15% to 1.05%.
We also amended our Revolving Credit Facility several times in 2022 to increase its borrowing capacity from $1,200 million to $1,725 million, extend its maturity date from June 22, 2025 to March 1, 2027, and to increase the sub-facility for loans denominated in Canadian dollars from $500 million to $625 million.
The amendments to the Receivables Facility and the Revolving Credit Facility in 2022 also replaced the respective LIBOR-based interest rate options with SOFR-based interest rate options, including term SOFR and daily simple SOFR.
The Anixter 5.50% Senior Notes due 2023 will mature on March 1, 2023 and we expect to use borrowings under our Revolving Credit Facility to redeem the $58.6 million aggregate principal amount of this instrument.
For additional information regarding the amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of December 31, 2022, see Note 9, “Debt” of our Notes to Consolidated Financial Statements.
An analysis of cash flows for 2022 and 2021 follows:
Operating Activities
Net cash provided by operating activities for 2022 totaled $11.0 million, compared to $67.1 million of cash generated in 2021. Net cash provided by operating activities for 2022 included net income of $862.1 million and non-cash adjustments to net income totaling $243.1 million, which were primarily comprised of depreciation and amortization of $179.0 million, stock-based compensation expense of $46.4 million, amortization of debt discount and debt issuance costs of $15.2 million, and deferred income taxes of $1.2 million. Other sources of cash in 2022 included an increase in accounts payable of $552.9 million due to higher purchases of inventory and an increase in other current and noncurrent liabilities of $131.6 million, primarily due to increases in deferred revenue and accrued taxes. Primary uses of cash in 2022 included an increase in inventories of $817.0 million due to supply chain challenges and to support growth in our sales backlog, including project-based business, an increase in trade accounts receivable of $690.6 million resulting from significant sales growth, an increase in other current and noncurrent assets of $153.2 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, an increase in other accounts receivable of $54.8 million associated with higher supplier volume rebate income accruals, and a decrease in accrued payroll and benefit costs of $63.1 million due to lower incentive compensation accruals.
Net cash provided by operating activities for 2021 totaled $67.1 million, compared to $543.9 million of cash generated in 2020. Net cash provided by operating activities for 2021 included net income of $466.4 million and non-cash adjustments to net income totaling $132.2 million, which were primarily comprised of depreciation and amortization of $198.6 million, deferred income taxes of $78.3 million, a gain on curtailment of defined benefit pension plans of $36.6 million, as described in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, stock-based compensation expense of $30.8 million, amortization of debt discount and debt issuance costs of $19.2 million, and a net gain of $8.9 million resulting from the divestiture of our legacy utility and data communications businesses in Canada, as described in Note 6, “Acquisitions and Disposals” of our Notes to Consolidated Financial Statements. Other sources of cash in 2021 included an increase in accounts payable of $449.6 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $190.3 million, and an increase in accrued payroll and benefit costs of $84.2 million due to higher incentive compensation accruals. Primary uses of cash in 2021 included an increase in trade accounts receivable of $531.8 million resulting from significant sales growth, an increase in inventories of $530.7 million to support increased customer demand, an increase in other receivables of $136.7 million associated with higher supplier volume rebate income accruals and an increase in other current and noncurrent assets of $56.3 million.

Investing Activities
Net cash used in investing activities in 2022 was $283.6 million, compared to $2.5 million of net cash provided by investing activities for 2021. Included in 2022 was $255.4 million of cash paid to acquire Rahi Systems, less cash acquired of $68.6 million, as described in Note 6, “Acquisitions and Disposals” of our Notes to Consolidated Financial Statements. Included in 2021 was $56.0 million of net proceeds from the Canadian divestitures. Capital expenditures were $99.4 million in 2022, compared to $54.7 million in 2021.
Net cash provided by investing activities in 2021 was $2.5 million, compared to $3,735.1 million of net cash used in 2020. Included in 2021 was $56.0 million of net proceeds from the Canadian divestitures, as described in Note 6, “Acquisitions and Disposals” of our Notes to Consolidated Financial Statements. Capital expenditures were $54.7 million in 2021, compared to $56.7 million in 2020.
Financing Activities
Net cash provided by financing activities in 2022 was $584.0 million, compared to $310.8 million of net cash used in financing activities in 2021. During 2022, financing activities were primarily comprised of net borrowings of $433.0 million related to our Revolving Credit Facility and net borrowings of $265.0 million related to our Receivables Facility. Financing activities for 2022 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, $25.8 million of payments for taxes related to the exercise and vesting of stock-based awards, borrowings and repayments of $19.5 million and $19.5 million, respectively, related to our various international lines of credit, and $11.1 million of common stock repurchases.
Net cash used in financing activities in 2021 was $310.8 million, compared to $3,480.7 million of net cash provided by financing activities for 2020. During 2021, financing activities were primarily comprised of the redemption of the $500.0 million and $354.7 million aggregate principal amounts of our 5.375% Senior Notes due 2021 and 5.375% Senior Notes due 2024, respectively, net borrowings of $347.0 million related to our Revolving Credit Facility, and net borrowings of $320.0 million related to our Receivables Facility. Financing activities for 2021 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, borrowings and repayments of $14.5 million and $34.8 million, respectively, related to our various international lines of credit, and $27.2 million of payments for taxes related to the exercise and vesting of stock-based awards.
The following table summarizes our material cash requirements from known contractual and other obligations at December 31, 2022, including interest, and the expected effect on our liquidity and cash flow in future periods:

	2023	2024 to 2025	2026 to 2027	2028 - After	Total
(In millions)
Debt, excluding debt discount and debt issuance costs	$70.5	$3,049.6	$1,028.5	$1,325.6	$5,474.2
Interest on indebtedness(1)	339.0	563.1	256.5	48.0	1,206.6
Non-cancelable operating leases	158.6	244.3	156.3	170.9	730.1
Transition tax installments	5.0	40.2	13.6	—	58.8
Defined benefit pension plans(2)	7.0	—	—	—	7.0
Total	$580.1	$3,897.2	$1,454.9	$1,544.5	$7,476.7
(1)    Interest on variable rate debt was calculated using the rates and balances outstanding at December 31, 2022.
(2)    As disclosed in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, the majority of our various defined benefit pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. We currently estimate that we will contribute $7.0 million to our foreign pension plans in 2023. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2023.
In addition to the cash requirements disclosed in the table above, we expect future uses of cash to include working capital requirements, capital expenditures, investments in our digital capabilities, costs to integrate the operations of Wesco and Anixter and achieve the anticipated synergies of the merger with Anixter, dividend payments to holders of our common stock and Series A Preferred Stock, benefit payments to participants in our deferred compensation plan, and other organic opportunities. Future uses of cash could also include acquisitions of businesses and the repurchase of common or preferred stock. We expect to spend approximately $100 million in 2023 on capital expenditures for information technology investments and to support our global network of branches, warehouses and sales offices.
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
Liabilities related to unrecognized tax benefits, including interest and penalties, of $122.9 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 11, “Income Taxes” in our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters have historically been affected by a reduced level of activity due to the impact of weather on projects. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
Recent Accounting Standards
See Note 2, “Accounting Policies” of our Notes to Consolidated Financial Statements for a description of recently adopted and recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risks
In 2022, approximately 26% of our sales were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), certain countries in the European Union (euro), the United Kingdom (British pound), Sweden (Swedish krona), Switzerland (Swiss franc), and Australia (dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Brazil (real), Chile (peso), Colombia (peso), Egypt (pound), Mexico (peso), and Turkey (lira). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
We purchase foreign currency forward contracts to reduce the effect of fluctuating foreign currency-denominated accounts on our reported earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2022 and 2021, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $172.8 million and $188.6 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $17.3 million and $18.9 million loss in 2022 and 2021, respectively. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2022, approximately 53% of our debt portfolio is comprised of fixed rate debt. As our 5.50% Senior Notes due 2023, 6.00% Senior Notes due 2025, 7.125% Senior Notes due 2025, and 7.250% Senior Notes due 2028 were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, “Fair Value of Financial Instruments” of our Notes to Consolidated Financial Statements.
Floating Rate Borrowings: Our variable rate borrowings are comprised of the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2022 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, these facilities were amended during 2022 to, among other things, replace the respective LIBOR-based interest rate options with SOFR-based interest rate options, including term SOFR and daily simple SOFR. The use of SOFR in place of LIBOR for such facilities has not had a material impact on our results from operations. A 100 basis point rise or decline in interest rates would result in an increase or decrease to interest expense of $25.7 million under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Rahi Systems Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Rahi Systems Holdings, Inc. from our audit of internal control over financial reporting. Rahi Systems Holdings, Inc. is a wholly-owned subsidiary whose total assets and total net sales excluded from management's assessment and our audit of internal control over financial reporting represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from the Company’s facility or directly from a supplier. For the year ended December 31, 2022, the Company’s net sales were $21,420 million.
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
February 21, 2023

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2022	2021
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$527,348	$212,583
Trade accounts receivable, net of allowance for expected credit losses of $46,525 and $41,723 in 2022 and 2021, respectively	3,662,663	2,957,613
Other accounts receivable	435,711	375,885
Inventories	3,498,824	2,666,219
Prepaid expenses and other current assets	205,993	137,811
Total current assets	8,330,539	6,350,111
Property, buildings and equipment, net	402,674	379,012
Operating lease assets	625,082	530,863
Intangible assets, net	1,943,400	1,944,141
Goodwill	3,240,931	3,208,333
Deferred income taxes	34,155	34,191
Other assets	234,905	171,048
Total assets	$14,811,686	$12,617,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,728,195	$2,140,251
Accrued payroll and benefit costs	269,128	314,962
Short-term debt and current portion of long-term debt	70,471	9,528
Other current liabilities	749,553	585,067
Total current liabilities	3,817,347	3,049,808
Long-term debt, net of debt discount and debt issuance costs of $57,943 and $70,572 in 2022 and 2021, respectively	5,345,973	4,701,542
Operating lease liabilities	510,433	414,248
Deferred income taxes	460,746	437,444
Other noncurrent liabilities	227,615	238,446
Total liabilities	$10,362,114	$8,841,488
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2022 and 2021, respectively	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 68,535,704 and 68,162,297 shares issued and 50,759,482 and 50,474,806 shares outstanding in 2022 and 2021, respectively	685	682
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2022 and 2021, respectively	43	43
Additional capital	2,005,442	1,969,332
Retained earnings	3,794,965	3,004,690
Treasury stock, at cost; 22,115,653 and 22,026,922 shares in 2022 and 2021, respectively	(969,150)	(956,188)
Accumulated other comprehensive loss	(377,751)	(236,035)
Total WESCO International, Inc. stockholders' equity	4,454,234	3,782,524
Noncontrolling interests	(4,662)	(6,313)
Total stockholders’ equity	4,449,572	3,776,211
Total liabilities and stockholders’ equity	$14,811,686	$12,617,699
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$21,420,116	$18,217,512	$12,325,995
Cost of goods sold (excluding depreciation and amortization)	16,758,794	14,425,444	9,998,329
Selling, general and administrative expenses	3,044,223	2,791,641	1,859,028
Depreciation and amortization	179,014	198,554	121,600
Income from operations	1,438,085	801,873	347,038
Interest expense, net	294,420	268,073	226,591
Other expense (income), net (Note 13)	7,014	(48,112)	(2,395)
Income before income taxes	1,136,651	581,912	122,842
Provision for income taxes	274,529	115,510	22,803
Net income	862,122	466,402	100,039
Less: Net income (loss) attributable to noncontrolling interests	1,651	1,020	(521)
Net income attributable to WESCO International, Inc.	860,471	465,382	100,560
Less: Preferred stock dividends	57,408	57,408	30,139
Net income attributable to common stockholders	$803,063	$407,974	$70,421
Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(126,973)	(15,584)	95,577
Post-retirement benefit plan adjustments, net of tax	(14,743)	42,683	9,061
Comprehensive income attributable to common stockholders	$661,347	$435,073	$175,059

Earnings per share attributable to common stockholders
Basic	$15.83	$8.11	$1.53
Diluted	$15.33	$7.84	$1.51
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In thousands)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)
Balance, December 31, 2019	$593	59,308,018	$43	4,339,431	$—	—	$1,039,347	$2,530,429	$(937,157)	(21,850,356)	$(6,812)	$(367,772)
Exercise of stock-based awards	1	171,517					(40)		(1,178)	(20,605)
Stock-based compensation expense							19,279
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(33,248)					(2,377)	812
Capital stock issuance	82	8,150,228			—	21,612	886,601
Noncontrolling interests											(521)
Net income attributable to WESCO International, Inc.								100,560
Preferred stock dividends								(30,139)
Translation adjustments												95,577
Benefit plan adjustments, net of tax effect of $2,891												9,061
Balance, December 31, 2020	$676	67,596,515	$43	4,339,431	$—	21,612	$1,942,810	$2,601,662	$(938,335)	(21,870,961)	$(7,333)	$(263,134)
Exercise of stock-based awards	7	662,261					(43)		(17,853)	(155,961)
Stock-based compensation expense							30,821
Tax withholding related to vesting of restricted stock units and retirement of common stock	(1)	(96,479)					(4,256)	(4,946)
Noncontrolling interests											1,020
Net income attributable to WESCO International, Inc.								465,382
Preferred stock dividends								(57,408)
Translation adjustments												(15,584)
Benefit plan adjustments, net of tax effect of $13,043												42,683
Balance, December 31, 2021	$682	68,162,297	$43	4,339,431	$—	21,612	$1,969,332	$3,004,690	$(956,188)	(22,026,922)	$(6,313)	$(236,035)
Exercise of stock-based awards	6	569,112					28		(1,896)	(1,229)
Stock-based compensation expense							46,401
Repurchases of common stock									(11,069)	(87,502)
Tax withholding related to vesting of restricted stock units and retirement of common stock	(3)	(195,705)					(10,071)	(12,905)
Noncontrolling interests											1,651
Net income attributable to WESCO International, Inc.								860,471
Preferred stock dividends								(57,408)
Translation adjustments and other							(248)	117	3			(126,973)
Benefit plan adjustments, net of tax effect of $3,412												(14,743)
Balance, December 31, 2022	$685	68,535,704	$43	4,339,431	$—	21,612	$2,005,442	$3,794,965	$(969,150)	(22,115,653)	$(4,662)	$(377,751)
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating Activities:
Net income	$862,122	$466,402	$100,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,014	198,554	121,600
Stock-based compensation expense	46,401	30,821	19,279
Amortization of debt discount and debt issuance costs	15,177	19,197	10,578
Gain on curtailment of defined benefit pension plans	—	(36,580)	—
Gain on sale of assets and divestitures, net	—	(8,927)	(19,816)
Other operating activities, net	3,735	7,406	15,604
Deferred income taxes	(1,236)	(78,285)	(33,538)
Changes in assets and liabilities:
Trade accounts receivable, net	(690,568)	(531,828)	47,879
Other accounts receivable	(54,772)	(136,659)	(23,520)
Inventories	(817,046)	(530,730)	203,827
Other current and noncurrent assets	(153,166)	(56,274)	2,321
Accounts payable	552,916	449,564	(54,127)
Accrued payroll and benefit costs	(63,130)	84,204	75,556
Other current and noncurrent liabilities	131,591	190,273	78,249
Net cash provided by operating activities	11,038	67,138	543,931
Investing Activities:
Capital expenditures	(99,412)	(54,746)	(56,671)
Acquisition payments, net of cash acquired	(186,787)	—	(3,707,575)
Proceeds from sale of assets and divestitures	—	56,010	19,066
Proceeds from sale of property, buildings and equipment	231	5,221	6,721
Other investing activities, net	2,393	(3,948)	3,310
Net cash (used in) provided by investing activities	(283,575)	2,537	(3,735,149)
Financing Activities:
Proceeds from issuance of short-term debt	19,453	14,522	102,905
Repayments of short-term debt	(19,452)	(34,835)	(114,163)
Repayment of 5.375% Senior Notes due 2021	—	(500,000)	—
Repayment of 5.375% Senior Notes due 2024	—	(354,704)	—
Proceeds from issuance of long-term debt	4,470,034	3,231,443	5,114,210
Repayments of long-term debt	(3,772,296)	(2,565,142)	(1,513,048)
Payments for taxes related to net-share settlement of equity awards	(25,774)	(27,158)	(2,901)
Repurchases of common stock	(11,069)	—	—
Payment of preferred stock dividends	(57,408)	(57,408)	(30,139)
Debt issuance costs	(3,250)	(2,280)	(80,231)
Other financing activities, net	(16,203)	(15,217)	4,108
Net cash provided by (used in) financing activities	584,035	(310,779)	3,480,741
Effect of exchange rate changes on cash and cash equivalents	3,267	4,552	8,710
Net change in cash and cash equivalents	314,765	(236,552)	298,233
Cash and cash equivalents at the beginning of period	212,583	449,135	150,902
Cash and cash equivalents at the end of period	$527,348	$212,583	$449,135
Supplemental disclosures:
Cash paid for interest	$272,432	$249,654	$169,620
Cash paid for taxes	292,872	118,183	56,186
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
WESCO International, Inc. (“Wesco International”) and its subsidiaries (collectively, “Wesco” or the “Company”), headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
The Company has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”). The Company's operating segments are described further in Note 16, “Business Segments”.
2. ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Wesco International and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
The Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, respectively, include certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities for those years.
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
Supplier Volume Rebates
Wesco receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other receivables in the Consolidated Balance Sheets, and represent the estimated amounts due to Wesco based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $246.2 million at December 31, 2022 and $219.1 million at December 31, 2021. The supplier volume rebate income as a percentage of net sales was 1.6% in 2022, 1.4% in 2021 and 1.1% in 2020.
Cash and Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents in the Consolidated Balance Sheets include $21.2 million and $11.7 million as of December 31, 2022 and 2021, respectively, that is restricted from use to fund operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Allowance for Expected Credit Losses
Wesco recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting period. Wesco estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $46.5 million at December 31, 2022 and $41.7 million at December 31, 2021. The total amount recorded as selling, general and administrative expense related to credit losses was $18.0 million, $12.9 million and $10.1 million for 2022, 2021 and 2020, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost and net realizable value. Cost is determined principally under the average cost method. Wesco reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in a prescribed number of months. The carrying value of inventories reflect reductions for excess and obsolescence of $70.0 million and $50.3 million at December 31, 2022 and 2021, respectively. The total expense related to excess and obsolete inventories, which is included in cost of goods sold, was $43.2 million, $37.1 million and $15.7 million for 2022, 2021 and 2020, respectively.
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
Of Wesco’s $402.7 million net book value of property, buildings and equipment as of December 31, 2022, $131.5 million consists of land, buildings and leasehold improvements that are geographically dispersed among Wesco’s approximately 800 branches, warehouses and sales offices, mitigating the risk of impairment. Wesco assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include, among others, technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset (asset group), an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased automobiles and trucks. Wesco accounts for these non-lease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease, or terminate early. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For most of Wesco’s leases, the discount rate implicit in the lease is not readily determinable. Accordingly, the Company uses its incremental borrowing rate on a secured basis based on the information available at the lease commencement date to discount lease payments to the present value.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. Wesco tests for goodwill impairment on a reporting unit level. The Company first assesses qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price, to determine whether it is more likely than not that the fair value of Wesco's reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of the Company's reporting units may not exceed their respective carrying values, then Wesco performs a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair values of its reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company uses a discount rate that reflects market participants' cost of capital. Wesco evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Significant inputs used in the relief-from-royalty method include projected revenues, discount rates, royalty rates, and applicable income tax rates. At December 31, 2022 and 2021, goodwill and indefinite-lived trademarks totaled $4.0 billion.
The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around future expected operating margins and discount rate. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results.
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
Insurance Programs
Wesco uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where Wesco must pay all costs up to the deductible amount. Wesco estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $28.0 million and $30.6 million at December 31, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Wesco recognizes deferred tax assets consistent with amounts expected to be realized. To make such determination, management evaluates all positive and negative evidence, including but not limited to, prior, current and future taxable income, tax planning strategies and future reversals of existing taxable temporary differences. A valuation allowance is recognized if it is “more-likely-than-not” that some or all of a deferred tax asset will not be realized. Wesco regularly assesses the realizability of deferred tax assets.
Wesco accounts for uncertainty in income taxes using a “more-likely-than-not” recognition threshold. Due to the subjectivity inherent in the evaluation of uncertain tax positions, the tax benefit ultimately recognized may materially differ from the estimate recognized in the consolidated financial statements. Wesco recognizes interest and penalties related to uncertain tax benefits as part of interest expense and income tax expense, respectively.
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
The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income (“GILTI”). Wesco has elected to account for GILTI tax as a component of income tax expense.
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
Defined Benefit Pension Plans
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). Unrealized gains and losses related to the Company's defined benefit pension obligations are recognized as a component of other comprehensive income (loss) within stockholders' equity. Gains or losses resulting from plan amendments, curtailments, and settlements are recognized as a component of other non-operating income and expenses (“other expense (income), net”) in the period of the remeasurement.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other, net
Other non-operating income and expenses (“other expense (income), net”) primarily includes the non-service cost components of net periodic pension cost (benefit) and foreign exchange gains and losses.
Recently Adopted and Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this ASU during the first quarter of 2022 in connection with amending Wesco's credit facilities, as disclosed in Note 9, “Debt”. The replacement of the London Interbank Offered Rate (“LIBOR”) and the related adoption of the optional guidance under this accounting standard did not have a material impact on the Company's consolidated financial statements and notes thereto.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU in the fourth quarter of 2022 in connection with the business combination that occurred on November 1, 2022, as disclosed in Note 6, “Acquisitions and Disposals”. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements and notes thereto.
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
3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of EES, CSS, and UBS operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Electrical & Electronic Solutions	$8,823,331	$7,621,263	$5,479,760
Communications & Security Solutions	6,401,468	5,715,238	3,323,264
Utility & Broadband Solutions	6,195,317	4,881,011	3,522,971
Total by segment	$21,420,116	$18,217,512	$12,325,995

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$15,857,319	$13,157,866	$9,110,453
Canada	3,021,369	2,747,187	1,892,321
Other International(1)	2,541,428	2,312,459	1,323,221
Total by geography(2)	$21,420,116	$18,217,512	$12,325,995
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At December 31, 2022 and 2021, $99.6 million and $35.5 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of December 31, 2022 and 2021, the Company had contract assets of $27.5 million and $33.4 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the years ended December 31, 2022, 2021 and 2020 by approximately $417.1 million, $360.6 million and $269.5 million, respectively. The variable consideration for the year ended December 31, 2021 reflects adjustments that reduced the previously disclosed amount by $72.8 million. As of December 31, 2022 and 2021, the Company's estimated product return obligation was $46.5 million and $38.8 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $302.3 million, $248.3 million and $149.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, outstanding indebtedness, foreign currency forward contracts, and benefit plan assets. The fair value of the Company's benefit plan assets is disclosed in Note 13, “Employee Benefit Plans” and except for outstanding indebtedness and foreign currency forward contracts, the carrying value of the Company’s remaining financial instruments approximates fair value.
The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company's debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of Wesco's debt instruments with fixed interest rates was $2,881.2 million and $2,880.7 million as of December 31, 2022 and 2021, respectively. The estimated fair value of this debt was $2,929.5 million and $3,118.0 million as of December 31, 2022 and 2021, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of December 31, 2022 and 2021.
The Company purchases foreign currency forward contracts to reduce the effect of fluctuations in foreign currency-denominated accounts on its earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company's strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist that could affect the value of its derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At December 31, 2022 and 2021, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2022 and 2021, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $172.8 million and $188.6 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the periods presented:

	EES	CSS	UBS	Total
(In thousands)
Balance as of January 1, 2021	$853,456	$1,115,500	$1,218,213	$3,187,169
Adjustments to goodwill for acquisitions(1)	1,124	8,603	4,215	13,942
Foreign currency exchange rate changes and other	6,378	(2,391)	3,235	7,222
Balance as of December 31, 2021	$860,958	$1,121,712	$1,225,663	$3,208,333
Adjustments to goodwill for acquisitions(2)	—	97,426	—	97,426
Foreign currency exchange rate changes	(35,459)	(10,241)	(19,128)	(64,828)
Balance as of December 31, 2022	$825,499	$1,208,897	$1,206,535	$3,240,931
(1)    Reflects the effect on goodwill of the adjustments to the assets acquired and liabilities assumed in the merger with Anixter since their initial measurement, as described in Note 6, “Acquisitions and Disposals”.
(2)    Adjustments to goodwill reflect the preliminary allocation of the purchase price paid to acquire Rahi Systems, as disclosed in Note 6, “Acquisitions and Disposals”, which is part of the CSS segment.
The components of intangible assets are as follows:

		December 31, 2022			December 31, 2021
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Intangible assets:
Trademarks	Indefinite	$792,080	$—	$792,080	$795,065	$—	$795,065
Customer relationships	10 - 20	1,515,994	(377,645)	1,138,349	1,431,251	(308,180)	1,123,071
Distribution agreements	15 - 19	29,212	(24,388)	4,824	29,212	(22,714)	6,498
Trademarks	5 - 12	15,543	(7,396)	8,147	38,758	(20,058)	18,700
Non-compete agreements	2	—	—	—	4,300	(3,493)	807
		$2,352,829	$(409,429)	$1,943,400	$2,298,586	$(354,445)	$1,944,141
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $92.9 million, $119.6 million and $66.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In thousands)
2023	$88,498
2024	86,088
2025	83,015
2026	77,663
2027	74,769
Thereafter	741,287
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2022 by assessing qualitative factors to determine whether it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. In performing this qualitative assessment, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price. As a result of this assessment, the Company determined that it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
6. ACQUISITIONS AND DISPOSALS
Rahi Systems Holdings, Inc.
On November 1, 2022, through its wholly-owned subsidiary WESCO Distribution, Inc. ("Wesco Distribution"), the Company acquired 100% of the equity securities of Rahi Systems Holdings, Inc. ("Rahi Systems" or "Rahi"). Headquartered in Fremont, California, Rahi Systems is a leading provider of global hyperscale data center solutions with over 900 employees in 25 countries. Rahi's expertise with complex information technology projects and global presence strengthen Wesco's data center solution offerings. Wesco Distribution funded the purchase price paid at closing with cash on hand as well as borrowings under its accounts receivable securitization and revolving credit facilities.
The total preliminary estimated fair value of consideration transferred for the acquisition of Rahi Systems consisted of the following:

(In thousands)
Purchase price	$217,000
Adjustments to purchase price	25,851
Total cash consideration	242,851
Extinguishment of Rahi Systems obligations	12,565
Total purchase consideration	$255,416
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$255,416
Less: Cash acquired	(68,629)
Cash paid for acquisition, net of cash acquired	$186,787
The preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with the excess allocated to goodwill. The Company identified a customer relationship intangible asset and estimated its fair value using an income valuation method. The excess purchase consideration recorded as goodwill is not deductible for income tax purposes, and has been assigned to the Company's CSS reportable segment, as disclosed in Note 5, “Goodwill and Intangible Assets”. The resulting goodwill is primarily attributable to Rahi’s workforce and cross-selling opportunities in additional geographies.
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
The results of operations of Rahi Systems are included in the consolidated financial statements beginning on November 1, 2022, the acquisition date. For the year ended December 31, 2022, the consolidated statement of income includes $111.5 million of net sales and an immaterial amount of income from operations for Rahi Systems. The Company has not presented supplemental pro forma revenue and earnings of the combined business as the acquisition of Rahi Systems is not material to Wesco's consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Rahi Systems:

(In thousands)
Assets
Cash and cash equivalents	$68,629
Trade accounts receivable	52,594
Inventories	49,424
Intangible assets(1)	105,750
Goodwill	97,426
Other current and noncurrent assets	41,140
Total assets	$414,963

Liabilities
Accounts payable	$58,029
Operating lease liabilities	20,078
Deferred income taxes	25,025
Other current and noncurrent liabilities	56,415
Total liabilities	$159,547

Fair value of net assets acquired, including goodwill and intangible assets	$255,416
(1)    Consists of a customer relationship intangible asset with an estimated weighted-average useful life of 17 years.
Anixter International Inc.
On June 22, 2020, Wesco completed its acquisition of Anixter International Inc. (“Anixter”), a Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger dated January 10, 2020 (the “Merger Agreement”) by and among Anixter, Wesco and Warrior Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Wesco (“Merger Sub”), Merger Sub was merged with and into Anixter (the “Merger”), with Anixter surviving the Merger and continuing as a wholly-owned subsidiary of Wesco. On June 23, 2020, Anixter merged with and into Anixter Inc., with Anixter Inc. surviving to become a wholly-owned subsidiary of Wesco.
The Company used the net proceeds from the issuance of senior unsecured notes, borrowings under its revolving credit and accounts receivable securitization facilities (as described further in Note 9, “Debt”), as well as cash on hand, to finance the acquisition of Anixter and related transaction costs.
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
Anixter was a leading distributor of network and security solutions, electrical and electronic solutions, and utility power solutions with locations in over 300 cities across approximately 50 countries, and 2019 annual sales of more than $8 billion. The Merger brought together two companies with highly compatible capabilities and characteristics. The combination of Wesco and Anixter created an enterprise with scale and has afforded the Company the opportunity to digitalize its business and expand its services portfolio and supply chain offerings.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
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
The Merger was accounted for as a business combination with Wesco acquiring Anixter in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with any excess allocated to goodwill. The fair value estimates were based on income, market and cost valuation methods using primarily unobservable inputs developed by management, which are categorized as Level 3 in the fair value hierarchy. Specifically, the fair values of the identified trademark and customer relationship intangible assets were estimated using the relief-from-royalty and multi-period excess earnings methods, respectively. Significant inputs used to value these identifiable intangible assets included projected revenues and expected operating margins, customer attrition rates, discount rates, royalty rates, and applicable income tax rates. The excess purchase consideration recorded as goodwill is not deductible for income tax purposes, and has been assigned to the Company's reportable segments based on their relative fair values. The resulting goodwill is primarily attributable to Anixter's workforce, significant cross-selling opportunities in additional geographies, enhanced scale, and other operational efficiencies.
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
The results of operations of Anixter are included in the consolidated financial statements beginning on June 22, 2020, the acquisition date. For the year ended December 31, 2020, the consolidated statement of income includes $4.5 billion of net sales and $180.0 million of income from operations for Anixter. For the year ended December 31, 2020, the Company incurred costs related to the Merger of $132.2 million, which primarily consisted of legal, advisory and other costs. These costs are included in selling, general and administrative expenses for such period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
Pro Forma Financial Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if the Company had completed the Merger on January 1, 2019. The unaudited pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, buildings and equipment, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition (including the amortization of debt discount and issuance costs), transaction costs, change in control and severance costs, dividends accrued on the Series A preferred stock, compensation expense associated with the Wesco phantom stock unit awards described in Note 13, “Employee Benefit Plans”, as well as the respective income tax effects of such adjustments. For the year ended December 31, 2020, adjustments totaling $7.0 million increased the unaudited pro forma net income attributable to common stockholders. The unaudited pro forma financial information does not reflect any cost savings, operating synergies or revenue enhancements that Wesco may achieve as a result of its acquisition of Anixter, the costs to integrate the operations of Wesco and Anixter or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information presented below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective periods, nor is it necessarily indicative of future results of operations of the combined company.

Year Ended
(In thousands)	December 31, 2020
Pro forma net sales	$16,016,902
Pro forma net income attributable to common stockholders	119,839
Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter. Under the Consent Agreement, the Company was required to divest certain legacy Wesco utility and data communications businesses in Canada, which had total net sales of approximately $110 million for the year ended December 31, 2020. In February 2021, the Company completed such divestitures for cash consideration totaling $56.0 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the year ended December 31, 2021. These dispositions fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.
7. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2022	2021
	(In thousands)
Buildings and leasehold improvements	$169,461	$165,691
Furniture, fixtures and equipment	304,650	281,864
Software costs	272,569	250,447
	746,680	698,002
Accumulated depreciation and amortization	(425,782)	(365,345)
	320,898	332,657
Land	24,636	25,600
Construction in progress	57,140	20,755
	$402,674	$379,012
Depreciation expense was $47.8 million, $51.4 million and $40.8 million, and capitalized software amortization was $38.3 million, $27.5 million and $14.3 million, in 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, unamortized software costs were $89.2 million and $103.4 million, respectively. Furniture, fixtures and equipment include finance leases of $38.8 million and $31.9 million and related accumulated depreciation of $17.1 million and $12.4 million as of December 31, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The Company capitalizes costs associated with implementing its various cloud computing arrangements. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, were $104.1 million and $39.6 million as of December 31, 2022 and 2021, respectively, and the related accumulated amortization was $6.1 million and $2.0 million, respectively.
8. LEASES
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
The following table sets forth supplemental balance sheet information related to operating leases for the periods presented:

	As of December 31,
(In thousands)	2022	2021
Operating lease assets	$625,082	$530,863

Current operating lease liabilities(1)	129,545	129,881
Noncurrent operating lease liabilities	510,433	414,248
Total operating lease liabilities	$639,978	$544,129
(1)    Current operating lease liabilities are recorded as a component of other current liabilities in the Consolidated Balance Sheets.
The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease cost	$175,848	$169,892	$127,725
Short-term lease cost	4,770	3,578	494
Variable lease cost	45,742	49,464	36,230
Total lease cost	$226,360	$222,934	$164,449
Variable lease cost consists of the non-lease components described in Note 2, “Accounting Policies”, as well as taxes and insurance for Wesco's leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating cash flows from operating leases	$171,702	$153,626	$117,106
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	267,093	157,523	121,207
(1)    Includes $20.1 million of operating lease liabilities acquired in the business combination with Rahi Systems, as disclosed in Note 6, “Acquisitions and Disposals”.
As of December 31, 2022 and 2021, the weighted-average remaining lease term for operating leases was approximately 6 years. The weighted-average discount rate used to measure operating leases was 4.0% and 4.2% as of December 31, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the total operating lease liabilities in the Consolidated Balance Sheet as of December 31, 2022:

(In thousands)
2023	$158,550
2024	137,728
2025	106,522
2026	89,439
2027	66,835
Thereafter	170,921
Total undiscounted operating lease payments	729,995
Less: imputed interest	(90,017)
Total operating lease liabilities	$639,978
Operating lease payments include $17.5 million related to options to extend real estate lease terms that are reasonably certain of being exercised. As of December 31, 2022, the Company has additional leases related to facilities that have not yet commenced totaling $45.6 million. These operating leases, which are not recorded in the Consolidated Balance Sheet as of December 31, 2022, will commence in 2023 with lease terms of 5 to 10 years.
9. DEBT
The following table sets forth Wesco’s outstanding indebtedness:

	As of December 31,
	2022	2021
	(In thousands)
International lines of credit	$7,088	$7,354
Accounts Receivable Securitization Facility	1,535,000	1,270,000
Revolving Credit Facility	1,023,609	596,959
5.50% Anixter Senior Notes due 2023	58,636	58,636
6.00% Anixter Senior Notes due 2025	4,173	4,173
7.125% Senior Notes due 2025	1,500,000	1,500,000
7.250% Senior Notes due 2028, less debt discount of $6,844 and $8,088 in 2022 and 2021, respectively	1,318,156	1,316,912
Finance lease obligations	20,617	18,563
Total debt	5,467,279	4,772,597
Plus: Fair value adjustments to the Anixter Senior Notes	264	957
Less: Unamortized debt issuance costs	(51,099)	(62,484)
Less: Short-term debt and current portion of long-term debt(1)	(70,471)	(9,528)
Total long-term debt	$5,345,973	$4,701,542
(1)    As of December 31, 2022, short-term debt and current portion of long-term debt includes the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which mature on March 1, 2023.
International Lines of Credit
Certain foreign subsidiaries of Wesco have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.6 million and $31.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under the Company's revolving credit facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 4.84% and 3.35% at December 31, 2022 and 2021, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
On March 1, 2022, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Fourth Receivables Amendment”). The Fourth Receivables Amendment, among other things, (i) increased the purchase limit under the Receivables Facility from $1,300 million to $1,400 million, (ii) increased the aggregate commitment under the accordion feature from $1,500 million to $1,750 million, and (iii) extended the maturity date from June 21, 2024 to March 1, 2025. Additionally, the Fourth Receivables Amendment replaced the LIBOR interest rate option with Secured Overnight Financing Rate-based (“SOFR”) interest rate options, including term SOFR and daily simple SOFR, and decreased the interest rate spread from 1.15% to 1.10%. The commitment fee of the Receivables Facility remained unchanged.
On August 2, 2022, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a Fifth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Fifth Receivables Amendment”). The Fifth Receivables Amendment amended the Receivables Purchase Agreement to, among other things, increase the purchase limit under the Receivables Facility from $1,400 million to $1,525 million and to decrease the interest rate spread from 1.10% to 1.05%. The maturity date and commitment fee of the Receivables Facility remained unchanged.
On October 31, 2022, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a Sixth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Sixth Receivables Amendment”). The Sixth Receivables Amendment amended the Receivables Purchase Agreement to increase its purchase limit from $1,525 million to $1,625 million. The maturity date, interest rate spread and commitment fee of the Receivables Facility remained unchanged.
Under the Receivables Facility, Wesco Distribution sells, on a continuous basis, an undivided interest in all domestic accounts receivable to Wesco Receivables, a wholly-owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since Wesco maintains control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the Company's balance sheet, and Wesco recognizes the related secured borrowing. Wesco has agreed to continue servicing the receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2022 and 2021, accounts receivable eligible for securitization totaled $2,028.2 million and $1,728.1 million, respectively. The Consolidated Balance Sheets as of December 31, 2022 and 2021 include $1,535.0 million and $1,270.0 million, respectively, of senior undivided interests in accounts receivable balances sold to third parties, as well as borrowings for equal amounts. At December 31, 2022, the interest rate for this facility was approximately 5.20%.
Revolving Credit Facility
On June 22, 2020, Wesco, Wesco Distribution and certain other subsidiaries of Wesco entered into a $1,100 million revolving credit facility (the “Revolving Credit Facility”) as a replacement of Wesco Distribution’s revolving credit facility entered into on September 26, 2019, pursuant to the terms and conditions of a Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020 (the “Revolving Credit Agreement”), among Wesco Distribution, the other U.S. borrowers party thereto (collectively, the “U.S. Borrowers”), WESCO Distribution Canada LP (“Wesco Canada”), the other Canadian borrowers party thereto (collectively, the “Canadian Borrowers”), Wesco, the lenders party thereto and Barclays Bank PLC, as the administrative agent. The Revolving Credit Facility contains a letter of credit sub-facility of up to $175 million and an accordion feature allowing Wesco Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $500 million in the aggregate, subject to customary conditions.
On December 14, 2020, Wesco Distribution and certain other subsidiaries of Wesco entered into an amendment to the Revolving Credit Facility pursuant to the terms and conditions of a First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020 (the “First Revolver Amendment”), among Wesco Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, Wesco, the lenders party thereto and Barclays Bank PLC, as administrative agent. The First Revolver Amendment increased the revolving commitments from $1,100 million to $1,200 million and amended certain other defined terms. No other material terms were changed.
On March 1, 2022, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment, among other things, (i) increased the revolving commitments under the Revolving Credit Facility from $1,200 million to $1,350 million, (ii) increased the sub-facility for loans denominated in Canadian dollars from $500 million to $550 million, (iii) increased the capacity to request increases in the aggregate revolving commitments from $400 million to $650 million, (iv) modified certain negative covenants to provide for additional flexibility, and (v) extended the maturity date from June 22, 2025 to March 1, 2027. Additionally, the Second Revolver Amendment replaced the LIBOR-based interest rate option with SOFR-based interest rate options, including term SOFR and daily simple SOFR.
On August 2, 2022, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of a Third Amendment to Fourth Amended and Restated Credit Agreement (the “Third Revolver Amendment”). The Third Revolver Amendment amended the Revolving Credit Agreement to, among other things, increase the revolving commitments under the Revolving Credit Facility from $1,350 million to $1,525 million and to increase the sub-facility for loans denominated in Canadian dollars from $550 million to $600 million. The maturity date and interest rate spreads of the Revolving Credit Facility remained unchanged.
On October 31, 2022, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of a Fourth Amendment to Fourth Amended and Restated Credit Agreement (the “Fourth Revolver Amendment”). The Fourth Revolver Amendment amended the Revolving Credit Agreement to, among other things, increase the revolving commitments from $1,525 million to $1,725 million, increase the sub-facility for loans denominated in Canadian dollars from $600 million to $625 million, and increase the aggregate amount of dividends that the Company may declare and pay from $50 million per year to $80 million per year. The maturity date and interest rate spreads of the Revolving Credit Facility remained unchanged.
The obligations of Wesco Distribution and the other U.S. Borrowers under the Revolving Credit Facility have been guaranteed by Wesco and certain of Wesco Distribution’s subsidiaries (including certain subsidiaries of Anixter). The obligations of Wesco Canada and the other Canadian Borrowers under the Revolving Credit Facility (including certain subsidiaries of Anixter) have been guaranteed by certain subsidiaries of Wesco Canada and the other Canadian Borrowers. The Revolving Credit Facility is secured by (i) substantially all assets of Wesco Distribution, the other U.S. Borrowers and certain of Wesco Distribution’s subsidiaries (including certain subsidiaries of Anixter), other than, among other things, real property and accounts receivable sold or intended to be sold pursuant to the Receivables Facility, and (ii) substantially all assets of Wesco Canada, the other Canadian Borrowers and certain of Wesco Canada’s subsidiaries, other than, among other things, real property, in each case, subject to customary exceptions and limitations. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings. At December 31, 2022, the interest rate for this facility was approximately 5.37%.
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
During 2022, Wesco borrowed $3,990.0 million under the Revolving Credit Facility and made repayments in the aggregate amount of $3,557.1 million. During 2021, aggregate borrowings and repayments under the Revolving Credit Facility were $2,353.4 million and $2,006.4 million, respectively. Wesco had $664.9 million available under the Revolving Credit facility at December 31, 2022, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit, as compared to $564.8 million available under the Revolving Credit Facility at December 31, 2021, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit.
5.50% Senior Notes due 2023
6.00% Senior Notes due 2025
On April 30, 2020, in connection with the Merger, Wesco Distribution commenced offers to purchase for cash (each, a “Wesco Tender Offer” and, together the “Wesco Tender Offers”) any and all of Anixter Inc.’s outstanding (i) 5.50% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”), $350.0 million aggregate principal amount, issued under the Indenture, dated as of August 18, 2015 (the “Anixter 2023 Indenture”), by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee, and (ii) 6.00% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the “Anixter Senior Notes”), $250.0 million aggregate principal amount, issued under the Indenture, dated as of November 13, 2018 (the “Anixter 2025 Indenture” and, together with the Anixter 2023 Indenture, the “Anixter Indentures”) by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee. The Anixter Senior Notes will mature on March 1, 2023 and December 1, 2025, respectively.
Concurrent with the Wesco Tender Offers, Anixter Inc. commenced consent solicitations to amend the definition of “Change of Control” under the applicable Indenture to exclude the Merger and related transactions and expressly permit a merger between Anixter Inc. and Anixter (the “Anixter Consent Solicitations”).
On June 23, 2020 (the “Expiration Date”), following the completion of the Merger, the Wesco Tender Offers and Anixter Consent Solicitations expired and settled. Pursuant to the terms of the Offer to Purchase and Consent Solicitation Statement, dated April 30, 2020, holders of the Anixter Senior Notes that validly tendered and did not validly withdraw prior to such date, received total tender offer consideration of $1,012.50 per $1,000 principal amount of Anixter Senior Notes, which amount, in each case, included an early tender payment of $50.00 per $1,000 principal amount of Anixter Senior Notes. Holders who validly delivered their consents at or prior to the Expiration Date received a consent fee of $2.50 per $1,000 principal amount of Anixter Senior Notes.
As of December 31, 2022, $58.6 million and $4.2 million aggregate principal amount of the Anixter 2023 Senior Notes and Anixter 2025 Senior Notes, respectively, were outstanding.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company used the net proceeds from the issuance of the Notes, together with borrowings under its Revolving Credit Facility and Receivables Facility and existing cash on hand, to finance the Merger and the other transactions contemplated by the Merger Agreement. The use of proceeds included (i) paying the cash portion of the Merger consideration to stockholders of Anixter, (ii) refinancing certain existing indebtedness of Anixter contemplated by the Merger Agreement, including financing the satisfaction and discharge, defeasance, redemption or other repayment in full of the 5.125% Senior Notes due 2021 of Anixter Inc., a wholly-owned subsidiary of Anixter, and financing payments in connection with the Anixter Consent Solicitations and Wesco Tender Offers, as described above, (iii) refinancing other indebtedness of the Company, and (iv) paying fees, costs and expenses in connection with the foregoing.
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
Wesco Distribution may redeem all or a part of the 2025 Notes at any time between June 15, 2022 and June 14, 2023 at a redemption price equal to 103.563% of the principal amount plus accrued and unpaid interest, if any. Between June 15, 2023 and June 14, 2024, Wesco Distribution may redeem all or a part of the 2025 Notes at a redemption price equal to 101.781% of the principal amount. On and after June 15, 2024, Wesco Distribution may redeem all or a part of the 2025 Notes at a redemption price equal to 100% of the principal amount.
Wesco Distribution may redeem all or a part of the 2028 Notes at any time prior to June 15, 2023 by paying a “make-whole” premium plus accrued and unpaid interest, if any. In addition, at any time prior to June 15, 2023, Wesco Distribution may redeem up to 35% of the 2028 Notes with the net cash proceeds from certain equity offerings. At any time between June 15, 2023 and June 14, 2024, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 103.625% of the principal amount. Between June 15, 2024 and June 14, 2025, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 102.417% of the principal amount. Between June 15, 2025 and June 14, 2026, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 101.208% of the principal amount. On and after June 15, 2026, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 100% of the principal amount.
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
As of December 31, 2022, $1,500.0 million and $1,325.0 million aggregate principal amount of the 2025 Notes and 2028 Notes, respectively, were outstanding.
Debt Issuance Costs
Wesco capitalizes certain costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2022 and 2021, unamortized debt issuance costs of $51.1 million and $62.5 million were recorded in the Consolidated Balance Sheets, respectively.

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
Wesco was in compliance with all financial covenants contained in its debt agreements as of December 31, 2022.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2022:

(In thousands)
2023	$70,471
2024	4,936
2025	3,044,678
2026	3,351
2027	1,025,102
Thereafter	1,325,585
Total payments on debt	$5,474,123
Debt discount	(6,844)
Total debt	$5,467,279

10. STOCKHOLDERS' EQUITY
Preferred Stock
There are 20 million shares of preferred stock authorized at a par value of $0.01 per share; there are no shares issued or outstanding. The Company's Board of Directors has the authority, without further action by the stockholders, to issue all authorized preferred shares in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights and the restrictions or qualifications thereof. The rights, preferences, privileges and powers of each series of preferred stock may differ with respect to dividend rates, liquidation values, voting rights, conversion rights, redemption provisions and other matters.
Series A Preferred Stock
The Company's Board of Directors authorized 25,000 shares of fixed-rate reset cumulative perpetual preferred stock, Series A, with a liquidation preference of $25,000 per whole preferred share and a par value of $0.01 per share (the “Series A Preferred Stock”). Depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, are registered under the Securities Act.
In connection with the Merger, as described in Note 6, “Acquisitions and Disposals”, the Company issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The terms of the Revolving Credit Facility, as well as the indentures governing the 2025 Notes and 2028 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. These restrictions are based on availability, as defined in the respective credit agreements, as well as Wesco's compliance with certain fixed charge coverage tests. At December 31, 2022 and 2021, no dividends had been declared and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
Share Repurchase Authorization
On May 31, 2022, the Company's Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company's common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. The share repurchases made in 2022, as disclosed in Note 12, “Earnings Per Share”, were made within the limits described above.
11. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
United States	$859,351	$396,769	$26,031
Foreign	277,300	185,143	96,811
Income before income taxes	$1,136,651	$581,912	$122,842

The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Current income taxes:
Federal	$166,126	$107,919	$25,605
State	42,982	30,206	11,322
Foreign	66,657	55,670	19,414
Total current income taxes	275,765	193,795	56,341
Deferred income taxes:
Federal	(7,535)	(62,302)	(17,913)
State	711	(12,327)	(7,264)
Foreign	5,588	(3,656)	(8,361)
Total deferred income taxes	(1,236)	(78,285)	(33,538)
Provision for income taxes	$274,529	$115,510	$22,803

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.1	2.0	1.4
Tax effect of intercompany financing	(1.2)	(3.2)	(13.4)
Unrecognized tax benefits	0.3	2.5	2.1
Nondeductible expenses	0.3	0.6	5.7
Change in valuation allowance	(0.9)	(2.8)	1.8
Other	1.6	(0.2)	—
Effective tax rate	24.2%	19.9%	18.6%
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into U.S. law, which includes implementation of a new corporate alternative minimum tax (“CAMT”), among other provisions. The CAMT imposes a minimum tax of 15% on the adjusted financial statement income ("AFSI") of certain corporations with average annual AFSI over a three-year period in excess of $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The Company does not expect to be subject to the CAMT in 2023.
The undistributed earnings of the Company's foreign subsidiaries amounted to approximately $1,865.4 million as of December 31, 2022. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Future distributions of previously taxed earnings by the Company's foreign subsidiaries should, therefore, result in minimal U.S. taxation. Wesco has elected to pay the transition tax in installments over an eight year period ending in 2026. As of December 31, 2022, the Company's remaining liability for the transition tax was $58.8 million, which is recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheet. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested. The distribution of earnings by Wesco's foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. The Company estimates that additional taxes of approximately $91.4 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2022, based upon the laws in effect on that date. The Company believes that it is able to maintain sufficient liquidity for its domestic operations and commitments without repatriating cash from Wesco's foreign subsidiaries.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2022		2021
		(In thousands)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$20,958	$—	$18,612	$—
Inventories	23,934	—	13,302	—
Depreciation of property, buildings and equipment	—	46,882	—	45,397
Operating leases	169,347	165,200	142,964	141,686
Amortization of intangible assets	—	575,421	—	549,536
Employee benefits	36,548	—	36,410	—
Stock-based compensation	14,090	—	12,281	—
Prepaid royalty payments	14,009	—	34,866	—
Disallowed business interest expense	4,763	—	11,163	—
Tax loss carryforwards	31,956	—	39,876	—
Foreign tax credit carryforwards	52,195	—	51,632	—
Other	37,271	10,488	26,666	8,137
Deferred income taxes before valuation allowance	405,071	797,991	387,772	744,756
Valuation allowance	(33,671)	—	(46,269)	—
Total deferred income taxes	$371,400	$797,991	$341,503	$744,756
Wesco had deferred tax assets of $27.6 million and $35.5 million as of December 31, 2022 and 2021, respectively, related to foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2023 through 2042, while some may be carried forward indefinitely. The Company has determined that certain foreign net operating loss carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $16.7 million and $22.1 million against deferred tax assets related to certain foreign net operating loss carryforwards at December 31, 2022 and 2021, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $10.9 million and $6.9 million as of December 31, 2022 and 2021, respectively, related to other future deductible temporary differences. The Company has recorded a full valuation allowance against these amounts as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, Wesco had deferred tax assets of $4.4 million related to state net operating loss carryforwards. These carryforwards expire beginning in 2024 through 2041, while some may be carried forward indefinitely. The deferred tax asset related to disallowed business interest expense as of December 31, 2022 includes $4.8 million for state income tax purposes, and as of December 31, 2021, includes $4.7 million and $6.4 million for Federal and state income tax purposes, respectively. The carryforward period for disallowed business interest expense is indefinite.
As of December 31, 2022 and 2021, Wesco had deferred tax assets of $52.2 million and $51.6 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2027 through 2033. The Company has determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $6.1 million and $17.3 million against these deferred tax assets at December 31, 2022 and 2021, respectively. Wesco’s ability to realize its deferred tax assets related to foreign tax credit carryforwards may be impacted by U.S. tax legislation, our ability to generate sufficient foreign source taxable income, and tax planning strategies that the Company may implement. The impact of these items, if any, on Wesco's assessment of the realizability of these deferred tax assets will be recorded as a discrete item in the period in which the Company's assessment changes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2019 and forward
United States — Material States	2017 and forward
Canada	2012 and forward
UK	2017 and forward
Australia	2018 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2022	2021	2020
	(In thousands)
Beginning balance January 1	$107,291	$68,075	$54
Additions for current year tax positions	14,403	39,841	14,009
Additions for prior year tax positions	871	8,422	—
Additions for acquired tax positions	5,544	—	68,048
Reductions for prior year tax positions	(1,792)	(3,853)	(43)
Settlements	—	(118)	—
Lapse in statute of limitations	(14,491)	(3,837)	(15,886)
Foreign currency exchange rate changes	(2,558)	(1,239)	1,893
Ending balance December 31	$109,268	$107,291	$68,075
The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 were $40.6 million, $36.1 million, and $29.1 million, respectively. Within the next twelve months, the amount of unrecognized tax benefits is expected to decrease by $15.6 million due to the expiration of statutes of limitation. Such change would result in a $6.5 million reduction in income tax expense.
The Company classifies interest related to unrecognized tax benefits as a component of interest expense, net in the Consolidated Statements of Income and Comprehensive Income. The Company recognized interest expense on unrecognized tax benefits of $2.3 million, $0.9 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, Wesco had a liability of $9.6 million and $6.4 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 31, 2021, penalties recorded in income tax expense were $3.4 million. Penalties recorded in income tax expense for the years ended December 31, 2022 and 2020 were immaterial. As of December 31, 2022 and 2021, Wesco had a liability of $4.8 million and $4.9 million, respectively, for penalties related to unrecognized tax benefits.
On October 22, 2021, one of the Company's Mexican affiliates received a tax assessment from the Mexican tax authorities in the amount of approximately $26.0 million related to its 2012 income tax return. This amount, updated for adjustments required under Mexican law, was approximately $29.8 million as of December 31, 2022. The Company believes the assessment is without merit and has filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice. The Company expects to prevail in this litigation and, accordingly, has not recorded a reserve for this assessment in its consolidated financial statements.
In July 2022, one of the Company's Canadian affiliates received tax assessments from the Canada Revenue Agency ("CRA") totaling approximately $11.0 million, including tax and interest, related to its 2012 through 2014 income tax returns. The Company believes these assessments are without merit and has filed objections with the Appeals Division of the CRA. The Company intends to avail itself of all available administrative and judicial remedies to overturn the assessments and expects to prevail. Therefore, the Company has not recorded a reserve for these assessments in its consolidated financial statements. The CRA continues to audit the 2015 and 2016 tax years of Wesco's Canadian affiliates and has made inquiries into their 2017 through 2019 income tax returns. The Company expects to eventually receive similar assessments for these tax years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share data)
Net income attributable to WESCO International, Inc.	$860,471	$465,382	$100,560
Less: Preferred stock dividends	57,408	57,408	30,139
Net income attributable to common stockholders	$803,063	$407,974	$70,421
Weighted-average common shares outstanding used in computing basic earnings per share	50,734	50,300	46,174
Common shares issuable upon exercise of dilutive equity awards	1,661	1,730	451
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52,395	52,030	46,625
Earnings per share attributable to common stockholders
Basic	$15.83	$8.11	$1.53
Diluted	$15.33	$7.84	$1.51
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the year ended December 31, 2022, there were 87,490 antidilutive shares. For the year ended December 31, 2021, there were no antidilutive stock-based awards, and for the year ended December 31, 2020, there were approximately 1.8 million antidilutive shares.
As described in Note 10, “Stockholders' Equity”, the Company's Board of Directors has authorized the repurchase of up to $1 billion of the Company's common stock and Series A Preferred Stock. During the year ended December 31, 2022, the Company entered into spot repurchase transactions through a broker to purchase 87,502 shares of its common stock in the open market for cash totaling $11.1 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility.
13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
Wesco Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees (the “WESCO Distribution, Inc. Retirement Savings Plan”), which provides employer matching contributions. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. Prior to January 1, 2022, the Company could also make, subject to the Board of Directors' approval, a discretionary contribution to the WESCO Distribution, Inc. Retirement Savings Plan if certain predetermined profit levels were attained. The amendments to the WESCO Distribution, Inc. Retirement Savings described below eliminated the discretionary employer contributions. Discretionary employer contribution charges of $13.1 million were incurred for the year ended December 31, 2021 and there were no discretionary contributions for the year ended December 31, 2020.
Anixter Inc. sponsored a defined contribution plan that covered all of its non-union U.S. employees (the “Anixter Inc. Employee Savings Plan”). The employer match for the Anixter Inc. Employee Savings Plan was equal to 50% of a participant's contribution up to 5% of the participant's compensation. Anixter Inc. also made an annual contribution to the Anixter Inc. Employee Savings Plan on behalf of each active participant who was hired or rehired on or after July 1, 2015, or was not participating in the Anixter Inc. Pension Plan. The amount of the employer annual contribution was equal to either 2% or 2.5% of the participant’s compensation, as determined by the participant’s years of service. This contribution was in lieu of being eligible for the Anixter Inc. Pension Plan. Certain of Anixter Inc.'s foreign subsidiaries also have defined contribution plans. Contributions to these plans are based upon various levels of employee participation and legal requirements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Effective January 1, 2022, the Anixter Inc. Employee Savings Plan was merged with and into the WESCO Distribution, Inc. Retirement Savings Plan (the “U.S. Defined Contribution Plan Merger”). On December 31, 2021, participant account balances were transferred from the Anixter Inc. Employee Savings Plan to the WESCO Distribution, Inc. Retirement Savings Plan. In connection with the U.S. Defined Contribution Plan Merger, the WESCO Distribution, Inc. Retirement Savings plan was amended to change the employer matching contribution from an amount equal to 50% of participants' total monthly contributions up to 6% of eligible compensation to an amount equal to 100% of a participant’s eligible elective deferrals up to 3% of the participant’s eligible compensation and 50% of the next 4% of eligible compensation, and to eliminate the discretionary employer contributions.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering the current full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain requirements for continuous service, earnings and minimum hours of employment (the “Wesco Canadian Defined Contribution Plan”). Prior to January 1, 2022, the Company made contributions in amounts ranging from 3% to 5% of participants' eligible compensation based on years of continuous service. For employees having completed between 20 and 25 or more years of service as of January 1, 2015, the Company's contribution ranged from 5% to 7% of the respective participants' eligible compensation.
Anixter Canada Inc. sponsored a defined contribution plan for certain employees of Anixter Canada Inc. and Anixter Power Solutions Canada Inc. (the “Anixter Canadian Defined Contribution Plan”), which provided for core employer contributions in amounts ranging from 3% to 4% of participants' eligible compensation based on years of continuous service, plus a matching contribution equal to 25% of a participant’s elective contributions up to 6% of eligible compensation (for a maximum total employer contribution equal to 5.5%).
Effective January 1, 2022, the Anixter Canadian Defined Contribution Plan was merged with and into an amended Wesco Canadian Defined Contribution Plan. During the first quarter of 2022, participant account balances were transferred from the Anixter Canadian Defined Contribution Plan to the amended Wesco Canadian Defined Contribution Plan. The amended Wesco Canadian Defined Contribution Plan provides a core employer contribution of 3% of a participant’s eligible compensation, plus a matching contribution equal to 50% of a participant’s elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%). The amended Wesco Canadian Defined Contribution Plan also requires employees of EECOL Electric Corp. hired on or after January 1, 2022 to join this defined contribution plan, and permits enrollment for those not participating in the defined benefit plan described below.
Wesco incurred charges of $58.2 million, $54.7 million, and $18.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of December 31, 2022 and 2021, the Company's obligation under the Wesco Deferred Compensation Plan was $20.3 million and $20.9 million, respectively, which is included in other noncurrent liabilities in the Consolidated Balance Sheet.
Anixter Inc. sponsored a non-qualified deferred compensation plan (the “Anixter Deferred Compensation Plan”) that permitted select employees to make pre-tax deferrals of salary and bonus. Interest was accrued monthly on the deferred compensation balances based on the average ten-year Treasury note rate for the previous three months times a factor of 1.4, and the rate was further adjusted if certain financial goals were achieved. In the fourth quarter of 2020, the Company terminated the Anixter Deferred Compensation Plan and settled it in the second quarter of 2021 by making lump sum payments of $42.8 million directly to participants. The Company used the proceeds from liquidating certain assets held in a Rabbi Trust arrangement of approximately $39.7 million, plus available cash, to fund the settlement of the Anixter Deferred Compensation Plan.
Defined Benefit Plans
Wesco sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp., a wholly-owned subsidiary of the Company (the “EECOL Plan”). The EECOL Plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the EECOL Plan. Participants become 100% vested after two years of continuous service or, if earlier, at the participant's normal retirement age.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Wesco also sponsors a Supplemental Executive Retirement Plan for certain executives of EECOL Electric Corp. (the “EECOL SERP”), which provides additional pension benefits based on earnings and credited service. Effective January 1, 2013, the EECOL SERP was closed to new participants and existing participants became 100% vested. Participants of the EECOL SERP now contribute 4% of their earnings to the EECOL Plan.
Anixter Inc. sponsors the Anixter Inc. Pension Plan, which was closed to entrants first hired or rehired on or after July 1, 2015, and various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the EECOL Plan and the EECOL SERP, the “Foreign Plans”). The majority of the Company's defined benefit pension plans are non-contributory, and with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the plan agreements.
The Anixter Inc. Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service. With the exception of the EECOL SERP, which is an unfunded plan, the Foreign Plans are funded as required by applicable foreign laws.
Anixter Inc. also sponsored the Anixter Inc. Executive Benefit Plan and the Supplemental Executive Retirement Plan (the “Anixter SERP”) (together with the Anixter Inc. Pension Plan, the “Domestic Plans”). In the fourth quarter of 2020, the Company terminated both the Anixter Inc. Executive Benefit Plan and the Anixter SERP. During the year ended December 31, 2021, the Company settled its liabilities for these plans by making lump sum payments directly to participants totaling $17.9 million.
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
During the fourth quarter of 2022, the Company terminated the Anixter Inc. Pension Plan effective December 31, 2022. Accordingly, certain estimates that reflect the pending settlement of this plan were incorporated into the assumptions used to measure the respective projected benefit obligation as of December 31, 2022. As the Anixter Inc. Pension Plan had previously been frozen, its termination did not result in any curtailment gain or loss for the year ended December 31, 2022. The benefit obligation associated with this plan will be settled in future periods by making lump sum cash payments to participants or by purchasing annuity contracts. Unrealized gains or losses currently reported as components of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan will be recognized upon the respective future settlements. The Company anticipates that the assets held by this plan are sufficient to satisfy all benefit obligations upon settlement.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plans		Foreign Plans		Total
(In thousands)	2022	2021	2022	2021	2022	2021
Change in Projected Benefit Obligation
Beginning balance	$301,783	$332,484	$424,096	$486,855	$725,879	$819,339
Service cost	—	3,033	8,317	12,140	8,317	15,173
Interest cost	8,696	8,219	9,503	9,801	18,199	18,020
Participant contributions	—	—	881	846	881	846
Actuarial (gain) loss, including assumption changes	(47,137)	(10,649)	(133,872)	(35,483)	(181,009)	(46,132)
Benefits paid from plan assets	(9,842)	(8,988)	(11,133)	(11,343)	(20,975)	(20,331)
Benefits paid from Company assets	—	(527)	(454)	(461)	(454)	(988)
Curtailment	—	(3,900)	—	(32,680)	—	(36,580)
Plan amendment	—	—	(26)	(104)	(26)	(104)
Settlement	—	(17,889)	(241)	(219)	(241)	(18,108)
Foreign currency exchange rate changes	—	—	(29,813)	(5,256)	(29,813)	(5,256)
Ending balance	$253,500	$301,783	$267,258	$424,096	$520,758	$725,879

Change in Plan Assets at Fair Value
Beginning balance	$370,731	$355,287	$381,781	$365,718	$752,512	$721,005
Actual return on plan assets	(75,770)	24,432	(87,740)	19,661	(163,510)	44,093
Participant contributions	—	—	881	846	881	846
Employer contributions	—	17,889	11,254	10,240	11,254	28,129
Benefits paid	(9,842)	(8,988)	(11,133)	(11,343)	(20,975)	(20,331)
Settlement	—	(17,889)	(241)	(218)	(241)	(18,107)
Foreign currency exchange rate changes	—	—	(27,228)	(3,123)	(27,228)	(3,123)
Ending balance	$285,119	$370,731	$267,574	$381,781	$552,693	$752,512

Funded Status	$31,619	$68,948	$316	$(42,315)	$31,935	$26,633

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$31,619	$68,948	$28,350	$4,818	$59,969	$73,766
Other current liabilities	—	—	(406)	(437)	(406)	(437)
Other noncurrent liabilities	—	—	(27,628)	(46,696)	(27,628)	(46,696)
Net amount recognized	$31,619	$68,948	$316	$(42,315)	$31,935	$26,633

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.4%	2.9%	4.8%	2.4%	4.6%	2.6%
Rate of compensation increase	—%	—%	3.4%	3.4%	3.4%	3.4%
The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the measurement date. This rate was estimated at the end of 2022 and 2021 using a yield curve based on corporate bond data, which the Company concluded was consistent with observable market conditions and industry standards for developing spot rate curves.
At December 31, 2022 and 2021, the consolidated weighted-average discount rate of all plans was 4.6% and 2.6%, respectively. These rates were used to measure the projected benefit obligation at each respective year-end. At December 31, 2022 and 2021, the consolidated net funded status was $31.9 million and $26.6 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company had 7 plans at December 31, 2022 and 9 plans at December 31, 2021 for which the projected benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate projected benefit obligation was $119.0 million and $214.5 million, respectively, and the aggregate fair value of plan assets was $91.0 million and $167.4 million, respectively.
At December 31, 2022 and 2021, the Company' accumulated benefit obligation was $253.5 million and $301.8 million, respectively, for the Domestic Plans and $253.2 million and $390.8 million, respectively, for the Foreign Plans. The Company had 7 plans at December 31, 2022 and 9 plans at December 31, 2021 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate accumulated benefit obligation was $113.7 million and $194.6 million, respectively, and the aggregate fair value of plan assets was $91.0 million and $167.4 million, respectively.
The following tables set forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Domestic Plans(1)			Foreign Plans(1)			Total
(In thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of Net Periodic Pension (Benefit) Cost
Service cost	$—	$3,033	$1,763	$8,317	$12,140	$9,029	$8,317	$15,173	$10,792
Interest cost	8,696	8,219	4,787	9,503	9,801	7,162	18,199	18,020	11,949
Expected return on plan assets	(14,394)	(17,097)	(8,395)	(17,599)	(17,834)	(11,659)	(31,993)	(34,931)	(20,054)
Recognized actuarial (loss) gain	—	—	—	(889)	90	—	(889)	90	—
Curtailment	—	(3,900)	—	—	(32,680)	—	—	(36,580)	—
Settlement	—	290	—	(148)	(59)	(144)	(148)	231	(144)
Net periodic pension (benefit) cost	$(5,698)	$(9,455)	$(1,845)	$(816)	$(28,542)	$4,388	$(6,514)	$(37,997)	$2,543
(1)     The Company assumed the Domestic Plans and certain foreign plans in connection with the acquisition of Anixter on June 22, 2020, as disclosed in Note 6, “Acquisitions and Disposals”. The Company began recognizing the associated net periodic pension (benefit) cost as of the acquisition date.
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $14.8 million, $53.2 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, are presented as components of other non-operating expense (income) (“other expense (income), net”).
The following weighted-average actuarial assumptions were used to determine net periodic pension (benefit) cost:

	Domestic Plans(1)			Foreign Plans(1)			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.9%	2.6%	2.9%	2.4%	2.0%	2.2%	2.6%	2.3%	2.5%
Expected return on plan assets	4.3%	5.3%	5.5%	5.0%	4.9%	5.2%	4.6%	5.1%	5.3%
Rate of compensation increase	—%	3.8%	3.8%	3.4%	3.2%	3.4%	3.4%	3.4%	3.5%
(1)     As described above, the Company assumed the Domestic Plans and certain foreign plans in connection with the acquisition of Anixter on June 22, 2020. The Company began using the related assumptions as of the acquisition date.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historical plan asset returns combined with current market conditions to estimate the rate of return. The weighted-average expected long-term rate of return on plan assets used in the determination of net periodic pension cost for 2022 was 4.6%.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual loss of 25.1% in 2022. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive (income) loss.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In thousands)	2022	2021
Changes to Balance:
Beginning balance, before tax effect	$(58,788)	$(3,062)
Prior service credit arising in current year	(13)	(100)
Net actuarial loss (gain) arising in current year	14,494	(93,064)
Recognized actuarial loss (gain)	889	(90)
Curtailment	—	36,580
Settlement	148	(231)
Foreign currency exchange rate changes	2,637	1,179
Ending balance, before tax effect	$(40,633)	$(58,788)

	As of December 31,
(In thousands)	2022	2021
Components of Balance:
Prior service credit	$(150)	$(137)
Net actuarial gain	(40,483)	(58,651)
Ending balance, before tax effect	(40,633)	(58,788)
Tax effect	10,193	13,605
Ending balance, after tax effect	$(30,440)	$(45,183)
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(In thousands)	Domestic Plans	Foreign Plans	Total
2023	$143,195	$9,580	$152,775
2024	120,735	9,446	130,181
2025	—	9,927	9,927
2026	—	10,493	10,493
2027	—	11,941	11,941
2028 to 2032	—	86,586	86,586
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2023. The Company does not expect to make a contribution to its domestic qualified pension plan in 2023 due to its overfunded status.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The asset mixes and the asset allocation guidelines for the Domestic Plans and Foreign Plans are summarized as follows:

	Domestic Plans
		Allocation Guidelines
	December 31, 2022	Min	Target	Max
Equities	2.1%	—%	2%	35%
Debt securities:
Domestic treasuries	5.5	—	5	—
Corporate bonds	22.4	—	22	—
Other	7.6	—	8	35
Total debt securities	35.5		35
Property/real estate	13.5	—	14	35
Cash equivalents	48.9	—	49	—
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2022	Min	Target	Max
Equities	27.3%	19%	30%	38%
Debt securities:
Domestic treasuries	0.2	—	—	—
Corporate bonds	4.0	1	1	29
Pooled investment funds and other	52.6	36	54	67
Total debt securities	56.8		55
Property/real estate	4.0	2	4	7
Insurance products	6.9	7	7	7
Other	5.0	4	4	11
	100.0%		100%

	Domestic Plans
		Allocation Guidelines
	December 31, 2021	Min	Target	Max
Equities	10.8%	5%	10%	15%
Debt securities:
Domestic treasuries	36.1	—	34	—
Corporate bonds	25.7	—	40	—
Other	7.6	3	7	13
Total debt securities	69.4		81
Property/real estate	19.0	3	8	13
Other	0.8	—	1	—
	100.0%		100%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Foreign Plans
		Allocation Guidelines
	December 31, 2021	Min	Target	Max
Equities	39.2%	25%	39%	48%
Debt securities:
Corporate bonds	4.5	—	—	37
Pooled investment funds and other	43.5	26	48	65
Total debt securities	48.0		48
Property/real estate	4.4	2	5	8
Insurance products	4.9	5	5	5
Other	3.5	3	3	13
	100.0%		100%
The plans' pension committees meet regularly to assess investment performance relative to asset allocation guidelines. The Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.
For 2022, the investment policy guidelines of the Domestic Plans were as follows:
•Each asset class is managed by one or more active and passive investment managers
•Each asset class may be invested in a commingled fund, mutual fund, or separately managed account
•Investment in Exchange Traded Funds (“ETFs”) is permissible
•Each manager is expected to be “fully invested” with minimal cash holdings
•Derivative instruments such as futures, swaps and options may be used on a limited basis; for funds that employ derivatives, the loss of invested capital to the Trust should be limited to the amount invested in the fund
•The equity portfolio is diversified by sector and geography
•The real assets portfolio is invested in Real Estate Investment Trusts (“REITs”) and private real estate
•The fixed income is invested in U.S. Treasuries, investment grade corporate debt (denominated in U.S. dollars), and other credit investments including below investment grade rated bonds and loans, securitized credit, and emerging market debt
The investment policies for the Foreign Plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:
•Make sure that the obligations to the beneficiaries of the plan can be met
•Maintain funds at a level to meet the minimum funding requirements
•The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables set forth the fair value of assets by asset category for the Domestic Plans and Foreign Plans:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$5,894	$5,894
Debt securities:
Domestic treasuries	—	—	—	15,601	15,601
Corporate bonds	—	—	—	63,824	63,824
Other	—	—	—	21,694	21,694
Property/real estate	—	—	—	38,701	38,701
Cash equivalents	139,405	—	—	—	139,405
Total investments in Domestic Plans	$139,405	$—	$—	$145,714	$285,119

Foreign Plans
Equities	$—	$—	$—	$73,072	$73,072
Debt securities:
Domestic treasuries	—	—	—	405	405
Corporate bonds	—	—	—	10,731	10,731
Pooled investment funds and other	—	—	—	140,966	140,966
Property/real estate	—	—	—	10,637	10,637
Insurance products	—	18,489	—	—	18,489
Other	3,651	—	—	9,623	13,274
Total investments in Foreign Plans	$3,651	$18,489	$—	$245,434	$267,574

Total
Equities	$—	$—	$—	$78,966	$78,966
Debt securities:
Domestic treasuries	—	—	—	16,006	16,006
Corporate bonds	—	—	—	74,555	74,555
Pooled investment funds and other	—	—	—	162,660	162,660
Property/real estate	—	—	—	49,338	49,338
Insurance products	—	18,489	—	—	18,489
Cash equivalents	139,405	—	—	—	139,405
Other	3,651	—	—	9,623	13,274
Total investments	$143,056	$18,489	$—	$391,148	$552,693
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$40,102	$40,102
Debt securities:
Domestic treasuries	—	—	—	133,672	133,672
Corporate bonds	—	—	—	95,198	95,198
Other	—	—	—	28,246	28,246
Property/real estate	—	—	—	70,648	70,648
Other	2,865	—	—	—	2,865
Total investments in Domestic Plans	$2,865	$—	$—	$367,866	$370,731

Foreign Plans
Equities	$—	$—	$—	$149,707	149,707
Debt securities:
Corporate bonds	—	—	—	17,328	17,328
Pooled investment funds and other	—	—	—	165,863	165,863
Property/real estate	—	—	—	16,632	16,632
Insurance products	—	18,781	—	—	18,781
Other	1,248	—	—	12,222	13,470
Total investments in Foreign Plans	$1,248	$18,781	$—	$361,752	$381,781

Total
Equities	$—	$—	$—	$189,809	$189,809
Debt securities:
Domestic treasuries	—	—	—	133,672	133,672
Corporate bonds	—	—	—	112,526	112,526
Pooled investment funds and other	—	—	—	194,109	194,109
Property/real estate	—	—	—	87,280	87,280
Insurance products	—	18,781	—	—	18,781
Other	4,113	—	—	12,222	16,335
Total investments	$4,113	$18,781	$—	$729,618	$752,512
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other Benefits
Prior to its acquisition by Wesco on June 22, 2020, Anixter granted restricted stock units in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Company's merger with Anixter, were converted into cash-only settled Wesco phantom stock units, which vest ratably over a 3-year period. As of December 31, 2022 and 2021, the estimated fair value of these awards was $8.1 million and $22.7 million, respectively.
As of December 31, 2022, the Company's liability for these awards is $8.0 million, which is included in accrued payroll and benefit costs in the Consolidated Balance Sheet. As of December 31, 2021, the Company's liability for these awards was $17.3 million, of which $10.9 million was included in accrued payroll and benefit costs and $6.4 million was a component of other noncurrent liabilities in the Consolidated Balance Sheet.
The Company recognized compensation expense associated with these awards of $2.6 million, $13.6 million and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is reported as a component of selling, general and administrative expenses.
14. STOCK-BASED COMPENSATION
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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan. As of December 31, 2022, 1,992,652 shares of common stock were reserved under the 2021 Plan for future equity award grants.
Stock-based compensation awards outstanding under Wesco's plans are comprised of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on at least an annual basis. No dividends are assumed. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
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
Wesco recognized $46.4 million, $30.8 million and $19.3 million of non-cash stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in selling, general and administrative expenses for all such periods. As of December 31, 2022, there was $51.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $32.8 million is expected to be recognized in 2023, $16.8 million in 2024 and $2.2 million in 2025.
The aggregate intrinsic value of awards exercised during the years ended December 31, 2022, 2021, and 2020 was $68.3 million, $69.7 million, and $8.8 million, respectively. The gross deferred income tax benefit associated with the exercise of stock-based awards totaled $15.8 million, $16.8 million, and $2.0 million in 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022, 2021 and 2020, Wesco granted the following stock options, stock-settled stock appreciation rights, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Year Ended December 31,
	2022	2021	2020
Stock options granted	92,799	—	—
Weighted-average fair value	$57.15	n/a	n/a

Stock-settled stock appreciation rights granted	—	139,592	262,091
Weighted-average fair value	n/a	$33.19	$13.86

Restricted stock units granted	234,800	314,480	656,717
Weighted-average fair value	$122.13	$77.81	$37.44

Performance-based awards granted	83,991	122,812	158,756
Weighted-average fair value	$122.09	$76.76	$49.56
The fair values of stock options and stock-settled stock appreciation rights, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Year Ended December 31,
	2022	2021	2020
Risk free interest rate	2.0%	0.8%	1.4%
Expected life (in years)	7	7	5
Expected volatility	43%	41%	30%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of stock options and related information for the period presented:

	Year Ended December 31,
	2022
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Beginning of year	—	$—
Granted	92,799	121.58
Exercised	—	—
Forfeited	(5,452)	122.09
End of year	87,347	121.55	9.1	$319
Exercisable at end of year	879	$122.09	0.6	$3
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2022				2021		2020
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	1,370,388	$62.09			2,161,556	$60.48	2,337,049	$59.72
Granted	—	—			139,592	77.05	262,091	48.32
Exercised	(113,382)	61.90			(916,906)	60.70	(391,339)	47.11
Forfeited	(8,891)	73.35			(13,854)	54.42	(46,245)	65.93
End of year	1,248,115	62.02	5.2	$78,850	1,370,388	62.09	2,161,556	60.48
Exercisable at end of year	1,083,320	$61.91	4.9	$68,567	1,001,708	$62.79	1,630,891	$62.72
The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2022		2021		2020
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	974,162	$53.48	921,495	$43.15	363,729	$60.00
Granted	234,800	122.13	314,480	77.81	656,717	37.44
Vested	(393,194)	53.13	(232,152)	44.10	(83,253)	69.17
Forfeited	(41,535)	66.30	(29,661)	63.86	(15,698)	56.79
Unvested at end of year	774,233	$73.79	974,162	$53.48	921,495	$43.15

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2022		2021		2020
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	380,819	$59.23	305,269	$52.61	195,305	$60.24
Granted	83,991	122.09	122,812	76.76	158,756	49.56
Vested	(115,394)	54.64	(22,371)	62.80	(25,909)	78.04
Forfeited	(14,087)	60.75	(24,891)	61.26	(22,883)	69.39
Unvested at end of year	335,329	$75.26	380,819	$59.23	305,269	$52.61
15. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2022, the Company had $53.1 million in outstanding letters of credit and guarantees.
16. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's chief operating decision maker evaluates the performance of its operating segments based primarily on net sales, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), and adjusted EBITDA margin percentage.
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
Electrical & Electronic Solutions
The EES segment, with approximately 7,000 employees supporting customers in more than 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial and original equipment manufacturer (“OEM”) markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.
Communications & Security Solutions
The CSS segment, with over 4,600 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
Utility & Broadband Solutions
The UBS segment, with over 2,700 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The UBS segment also includes Wesco’s integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies.
The following tables set forth financial information by reportable segment for the periods presented:

(In thousands)	Year Ended December 31, 2022
	EES	CSS	UBS	Corporate	Total
Net sales	$8,823,331	$6,401,468	$6,195,317	$—	$21,420,116
Adjusted EBITDA	851,266	599,000	677,255	(401,939)	1,725,582
Adjusted EBITDA Margin %	9.6%	9.4%	10.9%		8.1%
Supplemental information:
Depreciation and amortization	$42,621	$68,448	$23,251	$44,694	$179,014
Capital expenditures	9,065	4,793	9,193	76,361	99,412

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$7,621,263	$5,715,238	$4,881,011	$—	$18,217,512
Adjusted EBITDA	604,461	480,820	428,367	(337,965)	1,175,683
Adjusted EBITDA Margin %	7.9%	8.4%	8.8%		6.5%
Supplemental information:
Depreciation and amortization	$55,998	$82,870	$22,447	$37,239	$198,554
Capital expenditures	4,469	3,197	5,207	41,873	54,746

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net sales	$5,479,760	$3,323,264	$3,522,971	$—	$12,325,995
Adjusted EBITDA	308,327	280,656	265,593	(194,259)	660,317
Adjusted EBITDA Margin %	5.6%	8.4%	7.5%		5.4%
Supplemental information:
Depreciation and amortization	$35,811	$37,765	$22,380	$25,644	$121,600
Capital expenditures	7,081	1,495	12,834	35,261	56,671

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	December 31, 2022
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,480,336	$5,503,971	$3,827,439	$999,940	$14,811,686

	As of
	December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,098,335	$4,601,132	$3,266,231	$652,001	$12,617,699

(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, fixed assets, capitalized cloud computing arrangement costs, right-of-use assets associated with operating leases, and pension assets.
The following table sets forth tangible long-lived assets, which include property, buildings and equipment, and operating lease assets, by geographic area:

	As of December 31,
	2022	2021
(In thousands)
United States	$790,120	$698,942
Canada	166,965	141,380
Other International(1)	70,671	69,553
Total	$1,027,756	$909,875
(1)    No individual other international country's tangible long-lived assets are material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2022
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$801,283	$526,985	$648,478	$(1,173,683)	$803,063
Net income attributable to noncontrolling interests	158	—	—	1,493	1,651
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	274,529	274,529
Interest expense, net	—	—	—	294,420	294,420
Depreciation and amortization	42,621	68,448	23,251	44,694	179,014
Other (income) expense, net	(2,022)	(1,292)	1,992	8,336	7,014
Stock-based compensation expense(1)	9,226	4,859	3,534	23,418	41,037
Merger-related and integration costs	—	—	—	67,446	67,446
Adjusted EBITDA	$851,266	$599,000	$677,255	$(401,939)	$1,725,582
Adjusted EBITDA margin %	9.6%	9.4%	10.9%		8.1%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2022 excludes $5.4 million as such amount is included in merger-related and integration costs.

	Year Ended December 31, 2021
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543,633	$394,031	$412,698	$(942,388)	$407,974
Net income attributable to noncontrolling interests	298	—	—	722	1,020
Preferred stock dividends	—	—	—	57,408	57,408
Provision for income taxes	—	—	—	115,510	115,510
Interest expense, net	—	—	—	268,073	268,073
Depreciation and amortization	55,998	82,870	22,447	37,239	198,554
Other (income) expense, net(1)	(1,872)	1,312	42	(47,594)	(48,112)
Stock-based compensation expense(2)	6,404	2,607	2,107	14,581	25,699
Merger-related and integration costs	—	—	—	158,484	158,484
Net gain on divestitures	—	—	(8,927)	—	(8,927)
Adjusted EBITDA	$604,461	$480,820	$428,367	$(337,965)	$1,175,683
Adjusted EBITDA margin %	7.9%	8.4%	8.8%		6.5%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2020
(In thousands)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$262,829	$217,211	$231,678	$(641,297)	$70,421
Net loss attributable to noncontrolling interests	(842)	—	—	321	(521)
Preferred stock dividends	—	—	—	30,139	30,139
Provision for income taxes	—	—	—	22,803	22,803
Interest expense, net	—	—	—	226,591	226,591
Depreciation and amortization	35,811	37,765	22,380	25,644	121,600
Other (income) expense, net	(1,780)	(48)	24	(591)	(2,395)
Stock-based compensation expense(1)	4,080	1,403	1,336	9,895	16,714
Merger-related and integration costs	—	—	—	132,236	132,236
Merger-related fair value adjustments	15,411	22,000	6,282	—	43,693
Out-of-period adjustment	12,634	2,325	3,893	—	18,852
Gain on sale of asset	(19,816)	—	—	—	(19,816)
Adjusted EBITDA	$308,327	$280,656	$265,593	$(194,259)	$660,317
Adjusted EBITDA margin %	5.6%	8.4%	7.5%		5.4%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2020 excludes $2.6 million as such amount is included in merger-related and integration costs.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs and fair value adjustments, an out-of-period adjustment related to inventory cost absorption accounting, and net gains on the divestiture of Wesco's legacy utility and data communications businesses in Canada and sale of an operating branch in the U.S. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
As permitted by Securities and Exchange Commission guidance, management excluded Rahi Systems from its assessment of internal control over financial reporting, which was acquired on November 1, 2022, and accounted for approximately 2% of consolidated total assets and less than 1% of consolidated net sales as of and for the year ended December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2022, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Codes of Business Conduct
We have adopted a Code of Business Conduct (“Code of Conduct”) that applies to our Directors, officers and employees that is available on our website at www.wesco.com by selecting the “Our Company” tab followed by the “Leadership” heading. Any amendment or waiver of the Code of Conduct for our officers or Directors will be disclosed promptly at that location on our website.
We also have adopted a Code of Principles for Senior Financial Executives (“Senior Financial Executive Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing these functions. The Senior Financial Executive Code is also available at that same location on our website. We intend to timely disclose any amendment or waiver of the Senior Financial Executive Code on our website and will retain such information on our website as required by applicable SEC rules.
A copy of the Code of Conduct and/or Senior Financial Executive Code may also be obtained upon request by any stockholder, without charge, by writing to us at WESCO International, Inc., 225 West Station Square Drive, Suite 700, Pittsburgh, Pennsylvania 15219, Attention: Corporate Secretary.
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2022.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,445,024	$36.01	1,992,652
Equity compensation plans not approved by security holders	—	—	—
Total	2,445,024	$36.01	1,992,652

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
(b)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to Wesco’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of May 29, 2014	Incorporated by reference to Exhibit 3.2 to Wesco’s Current Report on Form 8-K, dated May 29, 2014

3.4	Certificate of Designations with respect to the Series A Preferred Stock, dated June 22, 2020	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated June 22, 2020

3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated July 17, 2020

3.6	Amended and Restated By-laws of WESCO International, Inc., effective as of December 16, 2022	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated December 16, 2022

4.1	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated November 27, 2013

4.2	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated November 27, 2013

4.3	Indenture, dated June 15, 2016, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 15, 2016

4.4	Form of 5.375% Unrestricted Note due 2024	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 15, 2016

4.5	Indenture, dated June 12, 2020, between WESCO International, Inc., WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.6	Form of 7.125% Senior Note due 2025	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.7	Form of 7.250% Senior Note due 2028	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
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
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated September 24, 2015

10.7	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to Wesco's Annual Report on Form 10-K for the year ended December 31, 2015

10.8	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.9	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.10	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.11	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.12	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to Wesco's Current Report on Form 8-K, dated November 8, 2017

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.13	Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.15	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.16	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.17	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017	Incorporated by reference to Exhibit 10.26 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.18	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

10.19	Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.20	Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018	Incorporated by reference to Exhibit 10.30 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2018

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
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated June 24, 2020

10.25	Form of Restricted Stock Unit Award Agreement (Special Awards)	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

10.26	WESCO International, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

10.27	Agreement, dated June 22, 2020, memorializing terms of employment of David Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.28	Agreement, dated June 22, 2020, memorializing terms of employment of Nelson Squires by WESCO International, Inc.	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.29	Agreement, dated June 22, 2020, memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.30	Agreement, dated June 22, 2020, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

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

10.42
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 1, 2022, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated March 1, 2022

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.43
Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated March 1, 2022

10.44	Agreement, dated May 28, 2020, memorializing terms of employment of William Geary by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.45
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 2, 2022, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated August 2, 2022

10.46
Fifth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of August 2, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated August 2, 2022

10.47
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated October 31, 2022

10.48
Sixth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated October 31, 2022

10.49	WESCO International, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of December 8, 2022	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for expected credit losses	(In thousands)
Year Ended December 31, 2022	$41,722	$18,047	$—	$(13,244)	$46,525
Year Ended December 31, 2021	23,909	12,944	13,669	(8,800)	41,722
Year Ended December 31, 2020	25,443	11,701	5,160	(18,395)	23,909
(1)For the years ended December 31, 2021 and 2020, the amount charged to other accounts primarily relates to the acquisition of Anixter.
(2)Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for deferred tax assets	(In thousands)
Year Ended December 31, 2022	$46,269	$5,794	$—	$(18,392)	$33,671
Year Ended December 31, 2021	60,629	1,115	1,791	(17,266)	46,269
Year Ended December 31, 2020	5,854	1,900	52,875	—	60,629
(1)For the year ended December 31, 2020, the amount charged to other accounts includes $59.3 million that was recorded in connection with the acquisition of Anixter.
(2)For the years ended December 31, 2022 and 2021, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to foreign tax credit carryforwards.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 21, 2023

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 21, 2023
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	February 21, 2023
David S. Schulz	(Principal Financial Officer)

/s/ MATTHEW S. KULASA	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 21, 2023
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ ANNE M. COONEY	Director	February 21, 2023
Anne M. Cooney

/s/ MATTHEW J. ESPE	Director	February 21, 2023
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 21, 2023
Bobby J. Griffin

/s/ SUNDARAM NAGARAJAN	Director	February 21, 2023
Sundaram Nagarajan

/s/ STEVEN A. RAYMUND	Director	February 21, 2023
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 21, 2023
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 21, 2023
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 21, 2023
Laura K. Thompson