Form 10-Q
period 2023-03-31
WESCO INTERNATIONAL INC
filed 2023-05-05
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2023, 51,272,245 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$349.1	$527.3
Trade accounts receivable, net of allowance for expected credit losses of $52.5 and $46.5 in 2023 and 2022, respectively	3,807.4	3,662.7
Other accounts receivable	344.3	435.7
Inventories	3,729.5	3,498.8
Prepaid expenses and other current assets	217.8	206.0
Total current assets	8,448.1	8,330.5
Property, buildings and equipment, net of accumulated depreciation of $452.9 and $425.8 in 2023 and 2022, respectively	402.1	402.7
Operating lease assets	660.1	625.1
Intangible assets, net	1,921.5	1,943.4
Goodwill	3,244.8	3,240.9
Other assets	294.6	269.1
Total assets	$14,971.2	$14,811.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,648.3	$2,728.2
Accrued payroll and benefit costs	121.6	269.1
Short-term debt and current portion of long-term debt	7.6	70.5
Other current liabilities	761.4	749.5
Total current liabilities	3,538.9	3,817.3
Long-term debt, net of debt discount and debt issuance costs of $54.2 and $57.9 in 2023 and 2022, respectively	5,595.1	5,346.0
Operating lease liabilities	540.5	510.4
Deferred income taxes	472.1	460.7
Other noncurrent liabilities	234.9	227.7
Total liabilities	$10,381.5	$10,362.1
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2023 and 2022	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,110,060 and 68,535,704 shares issued, and 51,254,021 and 50,759,482 shares outstanding in 2023 and 2022, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2023 and 2022, respectively	—	—
Additional capital	2,003.3	2,005.4
Retained earnings	3,933.0	3,795.0
Treasury stock, at cost; 22,195,470 and 22,115,653 shares in 2023 and 2022, respectively	(982.0)	(969.1)
Accumulated other comprehensive loss	(360.7)	(377.7)
Total WESCO International, Inc. stockholders' equity	4,594.3	4,454.3
Noncontrolling interests	(4.6)	(4.7)
Total stockholders’ equity	4,589.7	4,449.6
Total liabilities and stockholders’ equity	$14,971.2	$14,811.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2023	2022
Net sales	$5,521.9	$4,932.2
Cost of goods sold (excluding depreciation and amortization)	4,313.4	3,883.1
Selling, general and administrative expenses	817.7	718.1
Depreciation and amortization	44.4	47.0
Income from operations	346.4	284.0
Interest expense, net	95.0	63.6
Other expense, net	10.1	1.1
Income before income taxes	241.3	219.3
Provision for income taxes	44.1	37.7
Net income	197.2	181.6
Less: Net income attributable to noncontrolling interests	0.1	0.4
Net income attributable to WESCO International, Inc.	197.1	181.2
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$182.7	$166.8
Other comprehensive income:
Foreign currency translation adjustments and other	17.0	31.6
Comprehensive income attributable to common stockholders	$199.7	$198.4

Earnings per share attributable to common stockholders
Basic	$3.58	$3.30
Diluted	$3.48	$3.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended
	March 31
	2023	2022
Operating activities:
Net income	$197.2	$181.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44.4	47.0
Stock-based compensation expense	11.7	8.9
Amortization of debt discount and debt issuance costs	3.6	4.6
Other operating activities, net	0.3	1.5
Deferred income taxes	11.6	(4.5)
Changes in assets and liabilities:
Trade accounts receivable, net	(133.5)	(324.6)
Other accounts receivable	91.5	17.8
Inventories	(223.8)	(214.2)
Other current and noncurrent assets	(25.2)	(34.2)
Accounts payable	(86.5)	200.0
Accrued payroll and benefit costs	(149.6)	(135.9)
Other current and noncurrent liabilities	2.9	80.0
Net cash used in operating activities	(255.4)	(172.0)
Investing activities:
Capital expenditures	(13.9)	(15.2)
Other investing activities, net	1.3	0.1
Net cash used in investing activities	(12.6)	(15.1)
Financing activities:
Proceeds (repayments) of short-term debt, net	(4.8)	1.5
Repayment of 5.50% Anixter Senior Notes due 2023 (Note 8)	(58.6)	—
Proceeds from issuance of long-term debt	968.3	982.3
Repayments of long-term debt	(723.9)	(792.5)
Payments for taxes related to net-share settlement of equity awards	(51.6)	(16.8)
Payment of common stock dividends	(19.2)	—
Payment of preferred stock dividends	(14.4)	(14.4)
Other financing activities, net	(7.2)	7.1
Net cash provided by financing activities	88.6	167.2

Effect of exchange rate changes on cash and cash equivalents	1.2	8.8
Net change in cash and cash equivalents	(178.2)	(11.1)
Cash and cash equivalents at the beginning of period	527.3	212.6
Cash and cash equivalents at the end of period	$349.1	$201.5
Supplemental disclosures:
Cash paid for interest	$37.6	$8.9
Cash paid for income taxes	$36.4	$27.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$59.9	$79.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.1)	(22,115,653)	$(4.7)	$(377.7)
Exercise of stock-based awards	—	811,309					0.3		(12.9)	(79,817)
Stock-based compensation expense							11.7
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(236,953)					(14.2)	(24.5)
Noncontrolling interests											0.1
Net income attributable to WESCO International, Inc.								197.1
Common stock dividends								(19.2)
Preferred stock dividends								(14.4)
Translation adjustments and other							0.1	(1.0)				17.0
Balance, March 31, 2023	$0.7	69,110,060	$—	4,339,431	$—	21,612	$2,003.3	$3,933.0	$(982.0)	(22,195,470)	$(4.6)	$(360.7)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests
Balance, December 31, 2021	$0.7	68,162,297	$—	4,339,431	$—	21,612	$1,969.3	$3,004.7	$(956.2)	(22,026,922)	$(6.3)	$(236.0)
Exercise of stock-based awards	—	365,833					—		(0.6)	(858)
Stock-based compensation expense							8.9
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(129,869)					(7.8)	(8.1)
Noncontrolling interests											0.4
Net income attributable to WESCO International, Inc.								181.2
Preferred stock dividends								(14.4)
Translation adjustments and other												31.6
Balance, March 31, 2022	$0.7	68,398,261	$—	4,339,431	$—	21,612	$1,970.4	$3,163.4	$(956.8)	(22,027,780)	$(5.9)	$(204.4)

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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 21, 2023. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited Consolidated Financial Statements as of that date, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders' Equity, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023, and 2022, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted and Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the first quarter of 2023, except for the amendment on rollforward information, which the Company will begin disclosing in its Annual Report on Form 10-K for the fiscal year ending December 31, 2023. The adoption of this ASU resulted in additional disclosure of the Company's supplier finance program, as described below.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Wesco’s financial position, results of operations or cash flows.
Supplier Finance Programs
The Company has a supplier finance program that is administered by an intermediary. Under this arrangement, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction, which is paid to the supplier by a third-party finance provider. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 90 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance provider. The Company does not provide assets pledged as security or other forms of guarantees to the finance provider or intermediary under this arrangement. As of March 31, 2023 and December 31, 2022, the amounts due to suppliers that participate in the Company's supplier finance program were approximately $30.0 million and $30.7 million, respectively, which are included in accounts payable in the Condensed Consolidated Balance Sheet.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended
	March 31
(In millions)	2023	2022
Electrical & Electronic Solutions	$2,135.1	$2,090.0
Communications & Security Solutions	1,732.0	1,434.2
Utility & Broadband Solutions	1,654.8	1,408.0
Total by segment	$5,521.9	$4,932.2

	Three Months Ended
	March 31
(In millions)	2023	2022
United States	$4,090.5	$3,654.4
Canada	759.4	715.0
Other International(1)	672.0	562.8
Total by geography(2)	$5,521.9	$4,932.2
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At March 31, 2023 and December 31, 2022, $112.2 million and $99.6 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $21.0 million of revenue during the three months ended March 31, 2023 that was included in the deferred revenue balance as of December 31, 2022. The amount of revenue recognized during the three months ended March 31, 2022 that was deferred as of December 31, 2021 was not material.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of March 31, 2023 and December 31, 2022, the Company had contract assets of $34.8 million and $27.5 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2023 and 2022 by approximately $96.5 million and $95.1 million, respectively. The variable consideration for the three months ended March 31, 2022 reflects an adjustment that reduced the previously disclosed amount by $20.1 million. As of March 31, 2023 and December 31, 2022, the Company's estimated product return obligation was $43.9 million and $46.5 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $76.9 million and $67.6 million for the three months ended March 31, 2023 and 2022, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. ACQUISITIONS
Rahi Systems Holdings, Inc.
On November 1, 2022, through its wholly-owned subsidiary WESCO Distribution, Inc. (“Wesco Distribution”), the Company acquired 100% of the equity securities of Rahi Systems Holdings, Inc. (“Rahi Systems” or “Rahi”). Headquartered in Fremont, California, Rahi Systems is a leading provider of global hyperscale data center solutions with over 900 employees in 25 countries. Rahi's expertise with complex information technology projects and global presence strengthen Wesco's data center solution offerings. Wesco Distribution funded the purchase price paid at closing with cash on hand as well as borrowings under its accounts receivable securitization and revolving credit facilities.
Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has recorded adjustments to inventories of $25.4 million and accounts payable of $28.0 million. The net impact of these adjustments was an increase to goodwill of $2.6 million.
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
The results of operations of Rahi Systems are included in Wesco's unaudited condensed consolidated financial statements beginning on November 1, 2022, the acquisition date. For the three months ended March 31, 2023, the condensed consolidated statement of income includes $136.3 million of net sales and an immaterial amount of income from operations for Rahi Systems. The Company has not presented supplemental pro forma revenue and earnings of the combined business as the acquisition of Rahi Systems is not material to Wesco's unaudited condensed consolidated financial statements.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	Three Months Ended
	March 31, 2023
	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1	$825.5	$1,208.9	$1,206.5	$3,240.9
Foreign currency exchange rate changes	1.3	(0.7)	0.7	1.3
Adjustments to goodwill for acquisitions(1)	—	2.6	—	2.6
Ending balance, March 31	$826.8	$1,210.8	$1,207.2	$3,244.8
(1)    Reflects the effect on goodwill of adjustments to the assets acquired and liabilities assumed in the acquisition of Rahi Systems since their initial measurement, which is part of the CSS segment, as described in Note 4, "Acquisitions".
The components of intangible assets are as follows:

		As of
		March 31, 2023			December 31, 2022
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$792.2	$—	$792.2	$792.1	$—	$792.1
Customer relationships	10 - 20	1,516.6	(399.3)	1,117.3	1,516.0	(377.6)	1,138.4
Distribution agreements	15 - 19	29.2	(24.8)	4.4	29.2	(24.4)	4.8
Trademarks	5 and 12	15.5	(7.9)	7.6	15.5	(7.4)	8.1
		$2,353.5	$(432.0)	$1,921.5	$2,352.8	$(409.4)	$1,943.4
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Amortization expense related to intangible assets totaled $22.0 million and $25.7 million for the three months ended March 31, 2023 and 2022, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2023	$66.6
2024	86.1
2025	83.0
2026	77.7
2027	74.8
Thereafter	741.1
6. STOCK-BASED COMPENSATION
Wesco’s stock-based compensation awards consist of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on at least an annual basis. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards that were granted under the Company’s 1999 Long-Term Incentive Plan, as amended and restated, vest fully on the third anniversary of the date of grant. The special award described below vests in tranches. Restricted stock units awarded under the WESCO International, Inc. 2021 Omnibus Incentive Plan, which was adopted on May 27, 2021, vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the target level.
On July 2, 2020, a special award of restricted stock units was granted to certain officers of the Company. These awards vested in tranches of 30% on each of the first and second anniversaries of the grant date and will vest 40% on the third anniversary of the grant date, subject to continued employment through the applicable anniversary date.
Performance-based awards are based on two equally-weighted performance measures: the three-year average growth rate of Wesco's net income attributable to common stockholders and the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco's determination of whether it is probable that the performance targets will be achieved.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three months ended March 31, 2023 and 2022, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock options granted	75,182	89,550
Weighted-average fair value	$76.77	$57.26

Restricted stock units granted	170,569	224,946
Weighted-average fair value	$171.03	$122.11

Performance-based awards granted(1)	208,371	83,991
Weighted-average fair value(1)	$85.94	$122.09
(1)    As described further below, the three months ended March 31, 2023 includes performance-based awards granted in February 2020 for which actual achievement levels were certified in February 2023.
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended
	March 31, 2023	March 31, 2022
Risk free interest rate	4.1%	1.9%
Expected life (in years)	5	7
Expected volatility	50%	43%
Expected dividend yield	0.88%	n/a
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company's common stock at date of grant using the current fiscal year projected dividend distribution rate. The Company did not pay dividends to holders of its common stock during the three months ended March 31, 2022.
The following table sets forth a summary of stock options and related information for the three months ended March 31, 2023:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	87,347	$121.55
Granted	75,182	170.04
Exercised	(1,279)	122.09
Forfeited	—	—
Outstanding at March 31, 2023	161,250	$144.15	9.4	$2.9
Exercisable at March 31, 2023	27,329	$122.09	8.9	$0.9
For the three months ended March 31, 2023, the aggregate intrinsic value of stock options exercised during such period was not material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2023:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	1,248,115	$62.02
Granted	—	—
Exercised	(339,649)	68.51
Forfeited	(638)	72.15
Outstanding at March 31, 2023	907,828	$59.59	5.6	$86.2
Exercisable at March 31, 2023	865,198	$58.72	5.5	$82.9
For the three months ended March 31, 2023, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $31.6 million.
The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2023:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2022	774,233	$73.79
Granted	170,569	171.03
Vested	(323,156)	72.05
Forfeited	(184)	102.64
Unvested at March 31, 2023	621,462	$101.38

The following table sets forth a summary of performance-based awards and related information for the three months ended March 31, 2023:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2022	335,329	$75.26
Granted(1)	208,371	85.94
Vested	(289,394)	48.32
Forfeited	—	—
Unvested at March 31, 2023	254,306	$114.66
(1)    Includes 63,098 performance-based awards granted in February 2023 with a fair value of $171.96 and three-year performance period ending December 31, 2025, and 144,697 performance-based awards granted in February 2020 with a fair value of $48.32 and three-year performance period ended December 31, 2022 for which actual achievement levels were certified in February 2023.
Wesco recognized $11.7 million and $8.9 million of non-cash stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively, which is included in selling, general and administrative expenses for such periods. As of March 31, 2023, there was $85.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $35.1 million is expected to be recognized over the remainder of 2023, $31.5 million in 2024, $16.7 million in 2025 and $1.9 million in 2026.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended
	March 31
(In millions, except per share data)	2023	2022
Net income attributable to WESCO International, Inc.	$197.1	$181.2
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$182.7	$166.8
Weighted-average common shares outstanding used in computing basic earnings per share	51.0	50.6
Common shares issuable upon exercise of dilutive equity awards	1.5	1.6
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52.5	52.2
Earnings per share attributable to common stockholders
Basic	$3.58	$3.30
Diluted	$3.48	$3.19
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended March 31, 2023 and 2022, there were approximately 0.4 million and 0.1 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
International lines of credit	$2.2	$7.1
Accounts Receivable Securitization Facility	1,613.0	1,535.0
Revolving Credit Facility	1,189.8	1,023.6
5.50% Anixter Senior Notes due 2023	—	58.6
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	1,500.0	1,500.0
7.250% Senior Notes due 2028, less debt discount of $6.5 and $6.8 in 2023 and 2022, respectively	1,318.5	1,318.2
Finance lease obligations	22.6	20.6
Total debt	5,650.3	5,467.3
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.3
Less: Unamortized debt issuance costs	(47.7)	(51.1)
Less: Short-term debt and current portion of long-term debt(1)	(7.6)	(70.5)
Total long-term debt	$5,595.1	$5,346.0
(1)    As of December 31, 2022, short-term debt and current portion of long-term debt included the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which matured on March 1, 2023.
5.50% Anixter Senior Notes due 2023
On March 1, 2023, Wesco Distribution repaid the $58.6 million aggregate principal amount of its 5.50% Anixter Senior Notes due 2023 plus accrued interest up to, but not including, the maturity date. The repayment was funded with borrowings under the Company's Revolving Credit Facility and had no impact on the Company's results of operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. EMPLOYEE BENEFIT PLANS
The following table sets forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	Domestic Plans(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$1.2	$2.2	$1.2	$2.2
Interest cost	2.6	2.1	2.8	2.3	5.4	4.4
Expected return on plan assets	(2.4)	(3.5)	(3.0)	(4.3)	(5.4)	(7.8)
Recognized actuarial gain(3)	—	—	(0.3)	(0.2)	(0.3)	(0.2)
Net periodic pension (benefit) cost	$0.2	$(1.4)	$0.7	$—	$0.9	$(1.4)
(1)    Defined as the Anixter Inc. Pension Plan, Anixter Inc. Executive Benefit Plan, and the Anixter Inc. Supplemental Executive Retirement Plan.
(2)    Defined as the EECOL Electric ULC Retirement Plan, the EECOL Electric ULC Supplemental Executive Retirement Plan, the Pension Plan for Employees of Anixter Canada Inc., and various defined benefit pension plans covering employees of foreign subsidiaries in Europe.
(3)    For the three months ended March 31, 2023 and 2022, no material amounts were reclassified from accumulated other comprehensive income into net income.
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $0.3 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively, are presented as components of other expense (income), net.
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2023, of which approximately $2.4 million was contributed during the three months ended March 31, 2023. The Company does not expect to make a contribution to its domestic qualified pension plan in 2023 due to its overfunded status.
Other Employee Benefit Plans
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions.
Wesco incurred charges of $21.4 million and $18.1 million for the three months ended March 31, 2023 and 2022, respectively, for its defined contribution plans.
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of March 31, 2023 and December 31, 2022, the Company's obligation under the Wesco Deferred Compensation Plan was $24.7 million and $20.3 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, outstanding indebtedness, foreign currency forward contracts, and benefit plan assets. Except for benefit plan assets, outstanding indebtedness and foreign currency forward contracts, the carrying value of the Company’s other financial instruments approximates fair value.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The carrying value of Wesco's debt instruments with fixed interest rates was $2,822.8 million and $2,881.2 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of this debt was $2,896.8 million and $2,929.5 million as of March 31, 2023 and December 31, 2022, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2023 and December 31, 2022.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At March 31, 2023 and December 31, 2022, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At March 31, 2023 and December 31, 2022, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $162.4 million and $172.8 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2023 and 2022 was 18.3% and 17.2%, respectively. For the three months ended March 31, 2023 and 2022, the effective tax rate reflects discrete income tax benefits of $21.2 million and $5.8 million, respectively, resulting from the exercise and vesting of stock-based awards. For the three months ended March 31, 2022, the effective tax rate also reflects a discrete income tax benefit of $13.4 million resulting from a reduction to the valuation allowance recorded against foreign tax credit carryforwards. These discrete income tax benefits reduced the estimated annual effective tax rate in such periods by approximately 8.8 and 8.7 percentage points, respectively. The estimated annual effective tax rate differs from the federal statutory income tax rate due primarily to state income taxes and nondeductible expenses.
There have been no material adjustments to liabilities for uncertain tax positions since December 31, 2022.
13. BUSINESS SEGMENTS
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
The following tables set forth financial information by reportable segment for the periods presented:

(In millions)	Three Months Ended March 31, 2023
	EES	CSS	UBS	Total
Net sales	$2,135.1	$1,732.0	$1,654.8	$5,521.9

	Three Months Ended March 31, 2022
(In millions)	EES	CSS	UBS	Total
Net sales	$2,090.0	$1,434.2	$1,408.0	$4,932.2

(In millions)	Three Months Ended March 31, 2023
	EES	CSS	UBS
Adjusted EBITDA	$183.0	$155.5	$187.7
Adjusted EBITDA Margin %	8.6%	9.0%	11.3%

	Three Months Ended March 31, 2022
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$192.4	$123.0	$136.3
Adjusted EBITDA Margin %	9.2%	8.6%	9.7%

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	March 31, 2023
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,490.9	$5,586.0	$4,038.1	$856.2	$14,971.2

	As of
	December 31, 2022
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,480.4	$5,504.0	$3,827.4	$999.9	$14,811.7
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$171.3	$135.4	$180.3	$(304.3)	$182.7
Net (loss) income attributable to noncontrolling interests	(0.1)	0.2	—	—	0.1
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes	—	—	—	44.1	44.1
Interest expense, net	—	—	—	95.0	95.0
Depreciation and amortization	9.9	18.0	6.0	10.5	44.4
Other expense, net	0.5	0.8	0.6	8.2	10.1
Stock-based compensation expense(1)	1.4	1.1	0.8	7.1	10.4
Merger-related and integration costs	—	—	—	19.5	19.5
Adjusted EBITDA	$183.0	$155.5	$187.7	$(105.5)	$420.7
Adjusted EBITDA margin %	8.6%	9.0%	11.3%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2023 excludes $1.3 million that is included in merger-related and integration costs.

	Three Months Ended March 31, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$178.7	$103.7	$129.9	$(245.5)	$166.8
Net income attributable to noncontrolling interests	0.2	—	—	0.2	0.4
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes	—	—	—	37.7	37.7
Interest expense, net	—	—	—	63.6	63.6
Depreciation and amortization	12.0	18.1	5.8	11.1	47.0
Other (income) expense, net	(0.1)	0.3	—	0.9	1.1
Stock-based compensation expense(1)	1.6	0.9	0.6	4.4	7.5
Merger-related and integration costs	—	—	—	25.6	25.6
Adjusted EBITDA	$192.4	$123.0	$136.3	$(87.6)	$364.1
Adjusted EBITDA margin %	9.2%	8.6%	9.7%
(1) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2022 excludes $1.4 million that is included in merger-related and integration costs.
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, and merger-related and integration costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the “SEC”). In this Item 2, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, financial leverage, adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are helpful to users of our financial statements as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing users to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
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
Electrical & Electronic Solutions
The EES segment, with approximately 7,000 employees supporting customers in more than 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial, and original equipment manufacturer (“OEM”) markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.
Communications & Security Solutions
The CSS segment, with over 4,600 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory and IoT and digital services.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Overall Financial Performance
Our financial results for the first three months of 2023 compared to the first three months of 2022 reflect double-digit sales growth driven by the benefits of price inflation and higher volumes, increased scale, secular demand trends and execution of our cross-sell program, as well as margin expansion and the realization of integration synergies, partially offset by higher payroll and payroll-related expenses, costs to operate our facilities, along with expenses associated with our digital transformation initiatives.
Net sales for the first three months of 2023 increased $0.6 billion, or 12.0%, over the corresponding prior year period. The increase reflects price inflation and volume growth, secular demand trends, execution of our cross-sell program, and an improving supply chain, as well as the acquisition of Rahi Systems Holdings, Inc. (“Rahi Systems”), which closed in November of 2022, partially offset by the negative impact of fluctuations in foreign exchange rates. Cost of goods sold as a percentage of net sales was 78.1% and 78.7% for the first three months of 2023 and 2022, respectively. The improvement of 60 basis points reflects our continued focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our margin improvement program.
Income from operations was $346.4 million for the first three months of 2023 compared to $284.0 million for the first three months of 2022, an increase of $62.4 million, or 22.0%. Income from operations as a percentage of net sales was 6.3% for the current three-month period, compared to 5.8% for the first three months of the prior year. Income from operations for the first three months of 2023 includes merger-related and integration costs of $19.5 million. Adjusted for this amount, income from operations was 6.6% of net sales for the first quarter of 2023. For the first three months of 2022, income from operations was 6.4% of net sales, as adjusted for merger-related and integration costs of $25.6 million and accelerated trademark amortization expense of $5.3 million. For the three months ended March 31, 2023, income from operations improved compared to the prior year due to sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration synergies and a reduction to incentive compensation expense. Income from operations for the first three months of 2023 was negatively impacted by higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition, as well as an increase in volume-related costs such as commissions and transportation. The costs to operate our facilities also unfavorably affected income from operations. In addition, digital transformation initiatives contributed to higher expenses in the first three months of 2023.
Earnings per diluted share for the first three months of 2023 was $3.48, based on 52.5 million diluted shares, compared to $3.19 for the first three months of 2022, based on 52.2 million diluted shares, an increase of 9.1%. Adjusted for merger-related and integration costs and the related income tax effect, earnings per diluted share for the first three months of 2023 was $3.75. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first three months of 2022 was $3.63. Adjusted earnings per diluted share increased 3.3% year-over-year.
Our industry and the broader economy have experienced supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. During the first three months of 2023, we continued to experience strong demand from many of our customers, along with variability in the amount of time it takes to receive products from our suppliers. We are aggressively managing supply chain issues and have experienced some improvements, although we anticipate that supply chain uncertainty and inflationary pressures will continue. We intend to continue to actively manage the impact of inflation on our results of operations. We cannot reasonably estimate possible future impacts from these disruptions at this time.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating cash flow for the first three months of 2023 was an outflow of $255.4 million. Net cash used in operating activities included net income of $197.2 million and non-cash adjustments to net income totaling $71.6 million, which were primarily comprised of depreciation and amortization of $44.4 million, stock-based compensation expense of $11.7 million, deferred income taxes of $11.6 million, and amortization of debt discount and debt issuance costs of $3.6 million. Operating cash flow also included changes in assets and liabilities of $524.2 million, which were primarily comprised of an increase in inventories of $223.8 million as shipments from suppliers have accelerated due to an improving supply chain. An increase in trade accounts receivable of $133.5 million and a decrease in accounts payable of $86.5 million due to the timing of receipts from customers and payments to suppliers, respectively, also contributed to the net cash outflow. Additionally, the payment of management incentive compensation earned in 2022 resulted in a cash outflow of approximately $154.1 million in the first quarter of 2023.
Investing activities primarily included $13.9 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of net borrowings of $166.6 million related to our revolving credit facility (the "Revolving Credit Facility"), net borrowings of $78.0 million related to our accounts receivable securitization facility (the "Receivables Facility"), and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023, which matured on March 1, 2023. Financing activities for the first three months of 2023 also included $19.2 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $51.6 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
As of March 31, 2023, we had $500.3 million in total available borrowing capacity under our Revolving Credit Facility and no available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively. As of March 31, 2023, we also had $12.6 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
First Quarter of 2023 versus First Quarter of 2022
Net Sales
The following table sets forth net sales and organic sales growth by segment for the periods presented:

	Three Months Ended		Growth/(Decline)
	March 31, 2023	March 31, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
EES	$2,135.1	$2,090.0	2.2%	—%	(1.7)%	—%	3.9%
CSS	1,732.0	1,434.2	20.8%	9.5%	(2.0)%	—%	13.3%
UBS	1,654.8	1,408.0	17.5%	—%	(0.7)%	—%	18.2%
Total net sales	$5,521.9	$4,932.2	12.0%	2.8%	(1.6)%	—%	10.8%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales.
Net sales were $5.5 billion for the first quarter of 2023 compared to $4.9 billion for the first quarter of 2022, an increase of 12.0%. The increase primarily reflects price inflation and volume growth, secular demand trends, execution of our cross-sell program, and an improving supply chain. Organic sales for the first quarter of 2023 grew by 10.8% as the acquisition of Rahi Systems, which closed in November of 2022, positively impacted reported net sales by 2.8%, while fluctuations in foreign exchange rates negatively impacted reported net sales by 1.6%. All segments reported higher sales versus the prior year period, as described below. For the three months ended March 31, 2023, we estimate that pricing related to inflation contributed five percentage points to our net sales growth rate.
EES reported net sales of $2,135.1 million for the first quarter of 2023 compared to $2,090.0 million for the first quarter of 2022, an increase of 2.2%. Organic sales for the first quarter of 2023 grew by 3.9% as fluctuations in foreign exchange rates negatively impacted reported net sales by 1.7%. The year-over-year increase in organic sales reflects continued momentum in our industrial business driven by strength in the automation, petrochemical, and metals and mining end markets, as well as growth in non-residential construction. These positive factors were partially offset by a transfer of certain customer accounts to the CSS segment, which negatively impacted reported net sales for EES by approximately 2%, as well as lower sales in certain original equipment manufacturer end markets.
CSS reported net sales of $1,732.0 million for the first quarter of 2023 compared to $1,434.2 million for the first quarter of 2022, an increase of 20.8%. Organic sales for the first quarter of 2023 grew by 13.3% as the acquisition of Rahi Systems in the fourth quarter of 2022 positively impacted reported net sales by 9.5%, while fluctuations in foreign exchange rates negatively impacted reported net sales by 2.0%. The year-over-year increase in organic sales reflects growth in our security solutions and network infrastructure businesses, as well as the benefits of cross selling and improvements in supply chain constraints. The transfer of certain customer accounts from the EES segment also positively impacted reported net sales for CSS by approximately 2%.
UBS reported net sales of $1,654.8 million for the first quarter of 2023 compared to $1,408.0 million for the first quarter of 2022, an increase of 17.5%. Organic sales for the first quarter of 2023 grew by 18.2% as fluctuations in foreign exchange rates negatively impacted reported net sales by 0.7%. The year-over-year increase in organic sales reflects significant price inflation, secular trends in the utility business that are driving growth, as well as expansion in our integrated supply business. These positive factors were partially offset by lower sales in our broadband business due to certain customers depleting existing inventories.
Cost of Goods Sold
Cost of goods sold for the first quarter of 2023 was $4.3 billion compared to $3.9 billion for the first quarter of 2022, an increase of $0.4 billion. Cost of goods sold as a percentage of net sales was 78.1% and 78.7% for the first quarter of 2023 and 2022, respectively. The favorable reduction of 60 basis points reflects our continued focus on value-driven pricing and pass-through of inflationary costs, along with the continued momentum of our margin improvement program.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first quarter of 2023 totaled $817.7 million versus $718.1 million for the first quarter of 2022, an increase of $99.6 million, or 13.9%. As a percentage of net sales, SG&A expenses were 14.8% and 14.6% for the first quarter of 2023 and 2022, respectively. SG&A expenses for the first quarter of 2023 and 2022 include merger-related and integration costs of $19.5 million and $25.6 million, respectively. Adjusted for these amounts, SG&A expenses were $798.2 million, or 14.5% of net sales, for the first quarter of 2023 and $692.5 million, or 14.0% of net sales, for the first quarter of 2022.
SG&A payroll and payroll-related expenses for the first quarter of 2023 of $512.2 million increased by $51.3 million compared to the same period in 2022 primarily as a result of higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition, as well as an increase in commissions driven by sales growth. These increases were partially offset by a reduction to incentive compensation expense.
SG&A expenses not related to payroll and payroll-related costs for the first quarter of 2023 were $305.5 million compared to $257.2 million for the same period in 2022. The increase of $48.3 million primarily reflects higher costs to operate our facilities and volume-related costs such as transportation driven by sales growth. In addition, digital transformation initiatives contributed to higher expenses in the first quarter of 2023, including those related to professional and consulting fees. These increases were partially offset by the realization of integration cost synergies.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million to $44.4 million for the first quarter of 2023 compared to $47.0 million for the first quarter of 2022. The first quarter of 2022 includes $5.3 million of accelerated amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
Income from Operations
The following tables set forth income from operations by segment for the periods presented:

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Income from operations	$171.7	$136.4	$180.9	$(142.6)	$346.4

	Three Months Ended March 31, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Income from operations	$178.8	$104.0	$129.9	$(128.7)	$284.0
Income from operations was $346.4 million for the first quarter of 2023 compared to $284.0 million for the first quarter of 2022. The increase of $62.4 million, or 22.0%, reflects sales growth and lower cost of goods sold as a percentage of net sales, along with the realization of integration synergies. These favorable factors were partially offset by higher SG&A expenses, as described above.
EES reported income from operations of $171.7 million for the first quarter of 2023 compared to $178.8 million for the first quarter of 2022. The decrease of $7.1 million, or 4.0%, is primarily the result of lower cost of goods sold as a percentage of net sales that was more than offset by higher SG&A expenses.
CSS reported income from operations of $136.4 million for the first quarter of 2023 compared to $104.0 million for the first quarter of 2022. The increase of $32.4 million, or 31.2%, primarily reflects the factors impacting the overall business, as described above.
UBS reported income from operations of $180.9 million for the first quarter of 2023 compared to $129.9 million for the first quarter of 2022. The increase of $51.0 million, or 39.3%, primarily reflects the factors impacting the overall business, as described above.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Corporate, which primarily incurs costs related to treasury, tax, information technology, legal and other centralized functions, recognized net expenses of $142.6 million for the first quarter of 2023 compared to $128.7 million for the first quarter of 2022. The increase of $13.9 million primarily reflects higher salaries and benefits due to wage inflation and increased headcount, as well as an increase in information technology expenses related to our digital transformation initiatives.
Interest Expense, net
Net interest expense totaled $95.0 million for the first quarter of 2023 compared to $63.6 million for the first quarter of 2022. The increase of $31.4 million, or 49.4%, reflects higher borrowings and an increase in variable interest rates.
Other Expense, net
Other non-operating expense totaled $10.1 million for the first quarter of 2023 compared to $1.1 million for the first quarter of 2022. As disclosed in Note 9, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $0.3 million and $3.6 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended March 31, 2023 and 2022, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $9.5 million for the first quarter of 2023 compared to a net loss of $3.6 million for the first quarter of 2022.
Income Taxes
The provision for income taxes was $44.1 million for the first quarter of 2023 compared to $37.7 million for the corresponding quarter of the prior year, resulting in effective tax rates of 18.3% and 17.2%, respectively. The current quarter and the comparable prior year period both reflect discrete income tax benefits resulting from the exercise and vesting of stock-based awards. The first quarter of 2022 also reflects a discrete income tax benefit resulting from a reduction to the valuation allowance recorded against foreign tax credit carryforwards.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $182.7 million and $3.48, respectively, for the first quarter of 2023 compared to $166.8 million and $3.19, respectively, for the first quarter of 2022. Adjusted for merger-related and integration costs and the related income tax effect, net income and earnings per diluted share attributable to common stockholders were $196.9 million and $3.75, respectively, for the three months ended March 31, 2023. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $189.7 million and $3.63, respectively, for the three months ended March 31, 2022.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$817.7	$718.1
Merger-related and integration costs	(19.5)	(25.6)
Adjusted selling, general and administrative expenses	$798.2	$692.5

Adjusted Income from Operations:
Income from operations	$346.4	$284.0
Merger-related and integration costs	19.5	25.6
Accelerated trademark amortization	—	5.3
Adjusted income from operations	$365.9	$314.9

Adjusted Provision for Income Taxes:
Provision for income taxes	$44.1	$37.7
Income tax effect of adjustments to income from operations(1)	5.3	8.0
Adjusted provision for income taxes	$49.4	$45.7
(1)    The adjustments to income from operations have been tax effected at rates of approximately 27% and 26% for the three months ended March 31, 2023 and 2022, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2023	March 31, 2022
(In millions, except per share data)
Adjusted income from operations	$365.9	$314.9
Interest expense, net	95.0	63.6
Other expense, net	10.1	1.1
Adjusted income before income taxes	260.8	250.2
Adjusted provision for income taxes	49.4	45.7
Adjusted net income	211.4	204.5
Net income attributable to noncontrolling interests	0.1	0.4
Adjusted net income attributable to WESCO International, Inc.	211.3	204.1
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$196.9	$189.7

Diluted shares	52.5	52.2
Adjusted earnings per diluted share	$3.75	$3.63
Note: For the three months ended March 31, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs and the related income tax effects. For the three months ended March 31, 2022, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of March 31, 2023, we had $500.3 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, which combined with available cash of $154.5 million, provided liquidity of $654.8 million. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2022. Further increases will raise the rates we pay on our variable rate debt and will contribute to higher interest expense versus prior periods.
As of March 31, 2023, approximately 50% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at debt reduction, integration activities, returning capital to shareholders through the payment of dividends and our existing share repurchase authorization, or potential acquisitions. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of March 31, 2023.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.0 as of March 31, 2023 and 2.9 as of December 31, 2022.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	March 31, 2023	December 31, 2022
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$818.9	$803.1
Net income attributable to noncontrolling interests	1.3	1.7
Preferred stock dividends	57.4	57.4
Provision for income taxes	281.0	274.5
Interest expense, net	325.8	294.4
Depreciation and amortization	176.5	179.0
EBITDA	$1,660.9	$1,610.1
Other expense, net	16.0	7.0
Stock-based compensation expense	43.9	41.0
Merger-related and integration costs	61.4	67.5
Adjusted EBITDA	$1,782.2	$1,725.6

	As of
	March 31, 2023	December 31, 2022
Short-term debt and current portion of long-term debt, net	$7.6	$70.5
Long-term debt, net	5,595.1	5,346.0
Debt discount and debt issuance costs(1)	54.2	57.9
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(1)	(0.1)	(0.3)
Total debt	5,656.8	5,474.1
Less: Cash and cash equivalents	349.1	527.3
Total debt, net of cash	$5,307.7	$4,946.8

Financial leverage ratio	3.0	2.9
(1)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, and merger-related and integration costs.
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax imposed on the deemed repatriation of undistributed foreign earnings, or the global intangible low-taxed income tax regime imposed by the Tax Cuts and Jobs Act of 2017. Future distributions of previously taxed earnings by our foreign subsidiaries should, therefore, result in minimal U.S. taxation. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we can maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility, Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,625 million. As of March 31, 2023, we had $1,189.8 million and $1,613.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of March 31, 2023, there was $12.6 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit Facility. As of March 31, 2023, we had $2.2 million outstanding under our international lines of credit.
As disclosed in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 1, 2023, we repaid the $58.6 million aggregate principal amount of our 5.50% Anixter Senior Notes due 2023. The repayment was funded with borrowings under our Revolving Credit Facility and had no impact on our results of operations.
For additional disclosure of our debt instruments, including our outstanding indebtedness as of March 31, 2023, see Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first three months of 2023 and 2022 follows:
Operating Activities
Net cash used in operating activities for the first three months of 2023 totaled $255.4 million, compared to $172.0 million for the first three months of 2022. Net cash used in operating activities for the first three months of 2023 included net income of $197.2 million and non-cash adjustments to net income totaling $71.6 million, which were primarily comprised of depreciation and amortization of $44.4 million, stock-based compensation expense of $11.7 million, deferred income taxes of $11.6 million, and amortization of debt discount and debt issuance costs of $3.6 million. Other sources of cash in the first three months of 2023 included a decrease in other accounts receivable of $91.5 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the current period. Primary uses of cash in the first three months of 2023 included an increase in inventories of $223.8 million as shipments from suppliers have accelerated due to an improving supply chain, a decrease in accrued payroll and benefit costs of $149.6 million resulting primarily from the payment of management incentive compensation earned in 2022, an increase in trade accounts receivable of $133.5 million and a decrease in accounts payable of $86.5 million due to the timing of receipts from customers and payments to suppliers, respectively, and an increase in other current and noncurrent assets of $25.2 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives.
Net cash used in operating activities for the first three months of 2022 totaled $172.0 million, which included net income of $181.6 million and non-cash adjustments to net income totaling $57.5 million, which were primarily comprised of depreciation and amortization of $47.0 million, stock-based compensation expense of $8.9 million, amortization of debt discount and debt issuance costs of $4.6 million, and deferred income taxes of $4.5 million. Other sources of cash in the first three months of 2022 included an increase in accounts payable of $200.0 million due to higher purchases of inventory, an increase in other current and noncurrent liabilities of $80.0 million primarily due to interest accrued on our 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028, as well as an increase in accrued income taxes payable, and a decrease in other accounts receivable of $17.8 million due primarily to the collection of supplier volume rebates earned in 2021 in excess of income accrued during the first three months of 2022. Primary uses of cash in the first three months of 2022 included an increase in trade accounts receivable of $324.6 million resulting from higher sales in the latter part of the quarter, an increase in inventories of $214.2 million due to investments during the quarter to both address supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $135.9 million resulting primarily from the payment of management incentive compensation earned in 2021, and an increase in other current and noncurrent assets of $34.2 million primarily due to an increase in capitalized costs associated with implementing cloud computing arrangements to support our digital transformation initiatives.
Investing Activities
Net cash used in investing activities for the first three months of 2023 was $12.6 million compared to $15.1 million during the first three months of 2022. Included in the first three months of 2023 was capital expenditures of $13.9 million compared to $15.2 million for the three month period ended March 31, 2022.
Financing Activities
Net cash provided by financing activities for the first three months of 2023 was $88.6 million, compared to $167.2 million for the first three months of 2022. During the first three months of 2023, financing activities were primarily comprised of net borrowings of $166.6 million related to our Revolving Credit Facility, net borrowings of $78.0 million related to our Receivables Facility, and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023. The first three months of 2023 also included $19.2 million and $14.4 million of dividends paid to holders of our common

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

stock and Series A Preferred Stock, respectively, $51.6 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments on our various international lines of credit of approximately $4.8 million.
During the first three months of 2022, financing activities were primarily comprised of net borrowings of $160.1 million related to our Revolving Credit Facility, and net borrowings of $30.0 million related to our Receivables Facility. The first three months of 2022 also included $14.4 million of dividends paid to holders of our Series A Preferred Stock, $16.8 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $1.2 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Standards
See Note 2, "Accounting Policies" of our Notes to the unaudited Condensed Consolidated Financial Statements for a description of recently adopted and recently issued accounting standards.
Forward-Looking Statements
All statements made herein that are not historical facts should be considered as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These statements include, but are not limited to, statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions and liquidity and capital resources, as well as statements regarding the expected benefits and costs of the transaction between Wesco and Anixter International Inc., including anticipated future financial and operating results, synergies, accretion and growth rates, and the combined company's plans, objectives and expectations. Such statements can generally be identified by the use of words such as "anticipate," "plan," "believe," "estimate," "intend," "expect," "project," and similar words, phrases or expressions or future or conditional verbs such as "could," "may," "should," "will," and "would," although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and beliefs of Wesco's management, as well as assumptions made by, and information currently available to, Wesco's management, current market trends and market conditions and involve risks and uncertainties, many of which are outside of Wesco's and Wesco's management's control, and which may cause actual results to differ materially from those contained in forward-looking statements. Accordingly, you should not place undue reliance on such statements.
Important factors that could cause actual results or events to differ materially from those presented or implied in the forward-looking statements include, among others, the failure to achieve the expected benefits of the transaction between Wesco and Anixter International Inc. or the anticipated benefits of Wesco's acquisition of Rahi Systems Holdings, Inc. in the expected timeframe or at all, unexpected costs or problems that may arise in successfully integrating the businesses of the companies, the impact of increased interest rates or borrowing costs, failure to adequately protect Wesco's intellectual property or successfully defend against infringement claims, failure to execute Wesco's environmental, social and governance (ESG) programs as planned, disruption of information technology systems or operations, natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks (such as the ongoing COVID-19 pandemic, including any resurgences or new variants), supply chain disruptions, geopolitical issues, such as the impact of Russia's invasion of Ukraine, including the impact of sanctions or other actions taken by the U.S. or other countries against Russia (as well as those imposed on China), the increased risk of cyber incidents and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, which may have a material adverse effect on

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

the combined company's business, results of operations and financial condition. All such factors are difficult to predict and are beyond the company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and WESCO International, Inc.'s other reports filed with the SEC.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
January 1 – January 31, 2023	1,627	$137.20	—	$988.9
February 1 – February 28, 2023	306,250	$163.36	—	$988.9
March 1 – March 31, 2023	8,924	$157.21	—	$988.9
Total	316,801	$163.05	—
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

Item 6.    Exhibits.
(a)Exhibits
(10)    Material Contracts
(1) Letter agreement, dated October 20, 2020, memorializing terms of employment of Akash Khurana by WESCO International, Inc. (filed herewith)
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

WESCO International, Inc.
(Registrant)

May 5, 2023	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2023	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)