Form 10-Q
period 2023-06-30
WESCO INTERNATIONAL INC
filed 2023-08-07
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2023, 51,394,210 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$529.0	$527.3
Trade accounts receivable, net of allowance for expected credit losses of $57.5 and $46.5 in 2023 and 2022, respectively	3,850.7	3,662.7
Other accounts receivable	380.3	435.7
Inventories	3,584.3	3,498.8
Prepaid expenses and other current assets	239.1	206.0
Total current assets	8,583.4	8,330.5
Property, buildings and equipment, net of accumulated depreciation of $473.0 and $425.8 in 2023 and 2022, respectively	411.3	402.7
Operating lease assets	681.7	625.1
Intangible assets, net	1,902.0	1,943.4
Goodwill	3,266.6	3,240.9
Other assets	317.7	269.1
Total assets	$15,162.7	$14,811.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,662.7	$2,728.2
Accrued payroll and benefit costs	140.6	269.1
Short-term debt and current portion of long-term debt	9.2	70.5
Other current liabilities	769.2	749.5
Total current liabilities	3,581.7	3,817.3
Long-term debt, net of debt discount and debt issuance costs of $50.5 and $57.9 in 2023 and 2022, respectively	5,523.1	5,346.0
Operating lease liabilities	559.3	510.4
Deferred income taxes	477.3	460.7
Other noncurrent liabilities	221.0	227.7
Total liabilities	$10,362.4	$10,362.1
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2023 and 2022	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,164,993 and 68,535,704 shares issued, and 51,293,059 and 50,759,482 shares outstanding in 2023 and 2022, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2023 and 2022, respectively	—	—
Additional capital	2,015.5	2,005.4
Retained earnings	4,093.4	3,795.0
Treasury stock, at cost; 22,211,365 and 22,115,653 shares in 2023 and 2022, respectively	(984.5)	(969.1)
Accumulated other comprehensive loss	(319.5)	(377.7)
Total WESCO International, Inc. stockholders' equity	4,805.6	4,454.3
Noncontrolling interests	(5.3)	(4.7)
Total stockholders’ equity	4,800.3	4,449.6
Total liabilities and stockholders’ equity	$15,162.7	$14,811.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net sales	$5,745.5	$5,483.5	$11,267.4	$10,415.7
Cost of goods sold (excluding depreciation and amortization)	4,503.1	4,294.1	8,816.5	8,177.2
Selling, general and administrative expenses	831.7	772.9	1,649.4	1,491.0
Depreciation and amortization	46.9	45.8	91.3	92.8
Income from operations	363.8	370.7	710.2	654.7
Interest expense, net	98.8	68.5	193.8	132.1
Other expense, net	0.8	1.2	10.9	2.3
Income before income taxes	264.2	301.0	505.5	520.3
Provision for income taxes	71.8	79.9	115.9	117.6
Net income	192.4	221.1	389.6	402.7
Less: Net (loss) income attributable to noncontrolling interests	(0.7)	0.4	(0.6)	0.8
Net income attributable to WESCO International, Inc.	193.1	220.7	390.2	401.9
Less: Preferred stock dividends	14.4	14.4	28.7	28.7
Net income attributable to common stockholders	$178.7	$206.3	$361.5	$373.2
Other comprehensive income:
Foreign currency translation adjustments and other	41.2	(79.4)	58.2	(47.7)
Comprehensive income attributable to common stockholders	$219.9	$126.9	$419.7	$325.5

Earnings per share attributable to common stockholders
Basic	$3.48	$4.07	$7.07	$7.37
Diluted	$3.41	$3.95	$6.90	$7.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended
	June 30
	2023	2022
Operating activities:
Net income	$389.6	$402.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	91.3	92.8
Stock-based compensation expense	23.9	24.7
Amortization of debt discount and debt issuance costs	7.4	8.1
Other operating activities, net	1.0	2.9
Deferred income taxes	16.2	1.3
Changes in assets and liabilities:
Trade accounts receivable, net	(162.9)	(716.8)
Other accounts receivable	55.7	(15.3)
Inventories	(73.9)	(530.8)
Other current and noncurrent assets	(56.9)	(80.7)
Accounts payable	(78.6)	534.3
Accrued payroll and benefit costs	(134.1)	(115.8)
Other current and noncurrent liabilities	(16.5)	88.1
Net cash provided by (used in) operating activities	62.2	(304.5)
Investing activities:
Capital expenditures	(44.3)	(31.6)
Other investing activities, net	0.6	0.6
Net cash used in investing activities	(43.7)	(31.0)
Financing activities:
(Repayments) proceeds from short-term debt, net	(3.6)	2.2
Repayment of 5.50% Anixter Senior Notes due 2023 (Note 8)	(58.6)	—
Proceeds from issuance of long-term debt	1,596.2	1,746.3
Repayments of long-term debt	(1,429.8)	(1,354.0)
Payments for taxes related to net-share settlement of equity awards	(54.2)	(17.2)
Payment of common stock dividends	(38.4)	—
Payment of preferred stock dividends	(28.7)	(28.7)
Other financing activities, net	(3.3)	(8.1)
Net cash (used in) provided by financing activities	(20.4)	340.5

Effect of exchange rate changes on cash and cash equivalents	3.6	19.2
Net change in cash and cash equivalents	1.7	24.2
Cash and cash equivalents at the beginning of period	527.3	212.6
Cash and cash equivalents at the end of period	$529.0	$236.8
Supplemental disclosures:
Cash paid for interest	$187.7	$119.3
Cash paid for income taxes	$108.3	$155.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$120.8	$117.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.1)	(22,115,653)	$(4.7)	$(377.7)	$4,449.6
Exercise of stock-based awards	—	811,309					0.3		(12.9)	(79,817)			(12.6)
Stock-based compensation expense							11.7						11.7
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(236,953)					(14.2)	(24.5)					(38.7)
Noncontrolling interests											0.1		0.1
Net income attributable to WESCO International, Inc.								197.1					197.1
Common stock dividends								(19.2)					(19.2)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other							0.1	(1.0)				17.0	16.1
Balance, March 31, 2023	$0.7	69,110,060	$—	4,339,431	$—	21,612	$2,003.3	$3,933.0	$(982.0)	(22,195,470)	$(4.6)	$(360.7)	$4,589.7
Exercise of stock-based awards	—	56,044					0.1		(2.5)	(15,895)			(2.4)
Stock-based compensation expense							12.2						12.2
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,111)					(0.1)	(0.1)					(0.2)
Noncontrolling interests											(0.7)		(0.7)
Net income attributable to WESCO International, Inc.								193.1					193.1
Common stock dividends								(19.2)					(19.2)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other								1.0				41.2	42.2
Balance, June 30, 2023	$0.7	69,164,993	$—	4,339,431	$—	21,612	$2,015.5	$4,093.4	$(984.5)	(22,211,365)	$(5.3)	$(319.5)	$4,800.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2021	$0.7	68,162,297	$—	4,339,431	$—	21,612	$1,969.3	$3,004.7	$(956.2)	(22,026,922)	$(6.3)	$(236.0)	$3,776.2
Exercise of stock-based awards	—	365,833					—		(0.6)	(858)			(0.6)
Stock-based compensation expense							8.9						8.9
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(129,869)					(7.8)	(8.1)					(15.9)
Noncontrolling interests											0.4		0.4
Net income attributable to WESCO International, Inc.								181.2					181.2
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												31.6	31.6
Balance, March 31, 2022	$0.7	68,398,261	$—	4,339,431	$—	21,612	$1,970.4	$3,163.4	$(956.8)	(22,027,780)	$(5.9)	$(204.4)	$3,967.4
Exercise of stock-based awards	—	11,648					—		(0.3)	(2,301)			(0.3)
Stock-based compensation expense							15.8						15.8
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(908)					—	—					—
Noncontrolling interests											0.4		0.4
Net income attributable to WESCO International, Inc.								220.7					220.7
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other							(0.2)	1.2				(79.4)	(78.4)
Balance, June 30, 2022	$0.7	68,409,001	$—	4,339,431	$—	21,612	$1,986.0	$3,370.9	$(957.1)	(22,030,081)	$(5.5)	$(283.8)	$4,111.2

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2023, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023, and 2022, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023, and 2022, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Supplier Finance Programs
The Company has a supplier finance program that is administered by an intermediary. Under this arrangement, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction, which is paid to the supplier by a third-party finance provider. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 90 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance provider. The Company does not provide assets pledged as security or other forms of guarantees to the finance provider or intermediary under this arrangement. As of June 30, 2023 and December 31, 2022, the amounts due to suppliers that participate in the Company's supplier finance program were approximately $29.4 million and $30.7 million, respectively, which are included in accounts payable in the Condensed Consolidated Balance Sheet.
Dividends
On March 3, 2023, the Board of Directors of Wesco International declared a quarterly cash dividend of $0.375 per share of the Company's common stock to stockholders of record as of the close of business on March 15, 2023. On March 31, 2023, the Company paid cash dividends of $19.2 million.
On June 1, 2023, the Board of Directors of Wesco International declared a quarterly cash dividend of $0.375 per share of the Company's common stock to stockholders of record as of the close of business on June 15, 2023. On June 30, 2023, the Company paid cash dividends of $19.2 million.
During the three and six months ended June 30, 2023, the Board of Directors of Wesco International also declared and the Company paid quarterly cash dividends of $0.664 per depositary share totaling $14.4 million and $28.7 million, respectively.
3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Electrical & Electronic Solutions	$2,200.3	$2,330.1	$4,335.4	$4,420.1
Communications & Security Solutions	1,850.9	1,602.0	3,582.9	3,036.2
Utility & Broadband Solutions	1,694.3	1,551.4	3,349.1	2,959.4
Total by segment	$5,745.5	$5,483.5	$11,267.4	$10,415.7

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
United States	$4,272.5	$4,039.9	$8,363.0	$7,694.1
Canada	773.1	807.8	1,532.5	1,522.9
Other International(1)	699.9	635.8	1,371.9	1,198.7
Total by geography(2)	$5,745.5	$5,483.5	$11,267.4	$10,415.7
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At June 30, 2023 and December 31, 2022, $104.8 million and $99.6 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $21.0 million and $42.0 million of revenue during the three and six months ended June 30, 2023, respectively, that was included in the deferred revenue balance as of December 31, 2022. The amount of revenue recognized during the three and six months ended June 30, 2022 that was deferred as of December 31, 2021 was not material.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of June 30, 2023 and December 31, 2022, the Company had contract assets of $40.7 million and $27.5 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended June 30, 2023 and 2022 by approximately $118.5 million and $108.5 million, respectively, and by approximately $215.0 million and $203.6 million for the six months ended June 30, 2023 and 2022, respectively. The variable consideration for the three months ended June 30, 2022 reflects an adjustment that increased the previously disclosed amount by $6.2 million and the variable consideration for the six months ended June 30, 2022 reflects an adjustment that reduced the previously disclosed amount by $13.9 million. As of June 30, 2023 and December 31, 2022, the Company's estimated product return obligation was $41.9 million and $46.5 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $79.1 million and $76.5 million for the three months ended June 30, 2023 and 2022, respectively, and $156.0 million and $144.1 million for the six months ended June 30, 2023 and 2022, respectively.
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
Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has recorded adjustments to inventories of $21.8 million and accounts payable of $28.0 million. The net impact of these adjustments was an increase to goodwill of $6.2 million.
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
The results of operations of Rahi Systems are included in Wesco's unaudited Condensed Consolidated Financial Statements beginning on November 1, 2022, the acquisition date. For the three and six months ended June 30, 2023, the Condensed Consolidated Statement of Income includes $150.3 million and $286.6 million of net sales, respectively, and an immaterial amount of income from operations for Rahi Systems. The Company has not presented supplemental pro forma revenue and earnings of the combined business as the acquisition of Rahi Systems is not material to Wesco's unaudited Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	Six Months Ended
	June 30, 2023
	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1	$825.5	$1,208.9	$1,206.5	$3,240.9
Foreign currency exchange rate changes	12.3	1.1	6.1	19.5
Adjustments to goodwill for acquisitions(1)	—	6.2	—	6.2
Ending balance, June 30	$837.8	$1,216.2	$1,212.6	$3,266.6
(1)    Reflects the effect on goodwill of adjustments to the assets acquired and liabilities assumed in the acquisition of Rahi Systems since their initial measurement, which is part of the CSS segment, as described in Note 4, "Acquisitions".
The components of intangible assets are as follows:

		As of
		June 30, 2023			December 31, 2022
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$793.0	$—	$793.0	$792.1	$—	$792.1
Customer relationships	10 - 20	1,521.7	(423.8)	1,097.9	1,516.0	(377.6)	1,138.4
Distribution agreements	15 and 19	29.2	(25.2)	4.0	29.2	(24.4)	4.8
Trademarks	5 and 12	15.5	(8.4)	7.1	15.5	(7.4)	8.1
		$2,359.4	$(457.4)	$1,902.0	$2,352.8	$(409.4)	$1,943.4
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $22.4 million and $24.7 million for the three months ended June 30, 2023 and 2022, respectively, and $44.4 million and $50.4 million for the six months ended June 30, 2023 and 2022, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2023	$44.6
2024	86.3
2025	83.2
2026	77.8
2027	74.9
Thereafter	742.2

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
During the three and six months ended June 30, 2023 and 2022, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options granted	1,954	—	77,136	89,550
Weighted-average fair value	$76.75	$—	$76.77	$57.26

Restricted stock units granted	3,295	—	173,864	224,946
Weighted-average fair value	$138.11	$—	$170.41	$122.11

Performance-based awards granted(1)	3,074	—	211,445	83,991
Weighted-average fair value(1)	$150.32	$—	$86.88	$122.09
(1)    As described further below, the six months ended June 30, 2023 includes performance-based awards granted in February 2020 for which actual achievement levels were certified in February 2023, as well as performance-based awards granted during the six months ended June 30, 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Risk free interest rate	4.0%	n/a	4.1%	1.9%
Expected life (in years)	5	n/a	5	7
Expected volatility	51%	n/a	50%	43%
Expected dividend yield	0.89%	n/a	0.88%	n/a
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company's common stock at date of grant using the current fiscal year projected dividend distribution rate. The Company did not pay dividends to holders of its common stock during the three and six months ended June 30, 2022.
The following table sets forth a summary of stock options and related information for the six months ended June 30, 2023:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	87,347	$121.55
Granted	77,136	169.99
Exercised	(1,279)	122.09
Forfeited	—	—
Outstanding at June 30, 2023	163,204	$144.44	9.1	$5.7
Exercisable at June 30, 2023	27,782	$121.89	8.6	$1.6
For the six months ended June 30, 2023, the aggregate intrinsic value of stock options exercised during such period was not material.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2023:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	1,248,115	$62.02
Granted	—	—
Exercised	(406,625)	66.80
Forfeited	(638)	72.15
Outstanding at June 30, 2023	840,852	$59.71	5.5	$100.4
Exercisable at June 30, 2023	799,354	$58.81	5.4	$96.1
For the six months ended June 30, 2023, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $37.9 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2023:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2022	774,233	$73.79
Granted	173,864	170.41
Vested	(336,063)	71.74
Forfeited	(15,582)	121.07
Unvested at June 30, 2023	596,452	$101.88

The following table sets forth a summary of performance-based awards and related information for the six months ended June 30, 2023:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2022	335,329	$75.26
Granted(1)	211,445	86.88
Vested	(289,394)	48.32
Forfeited	—	—
Unvested at June 30, 2023	257,380	$115.09
(1)    Includes 63,098 performance-based awards granted in February 2023 with a fair value of $171.96 and three-year performance period ending December 31, 2025, and 144,697 performance-based awards granted in February 2020 with a fair value of $48.32 and three-year performance period ended December 31, 2022 for which actual achievement levels were certified in February 2023. Also includes 3,074 performance-based awards granted during the three months ended June 30, 2023 with a weighted-average fair value of $150.32 and three-year performance period ending December 31, 2025.
Wesco recognized $12.2 million and $15.8 million of non-cash stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $23.9 million and $24.7 million for the six months ended June 30, 2023 and 2022, respectively, which is included in selling, general and administrative expenses for such periods. As of June 30, 2023, there was $72.3 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made of which approximately $22.3 million is expected to be recognized over the remainder of 2023, $31.2 million in 2024, $16.8 million in 2025 and $2.0 million in 2026.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share data)	2023	2022(1)	2023	2022(1)
Net income attributable to WESCO International, Inc.	$193.1	$220.7	$390.2	$401.9
Less: Preferred stock dividends	14.4	14.4	28.7	28.7
Net income attributable to common stockholders	$178.7	$206.3	$361.5	$373.2
Weighted-average common shares outstanding used in computing basic earnings per share	51.3	50.7	51.1	50.7
Common shares issuable upon exercise of dilutive equity awards	1.1	1.5	1.3	1.6
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52.4	52.2	52.4	52.2
Earnings per share attributable to common stockholders
Basic	$3.48	$4.07	$7.07	$7.37
Diluted	$3.41	$3.95	$6.90	$7.15
(1)    Basic and diluted earnings per share for the three and six months ended June 30, 2022 were previously calculated and reported based on amounts as presented in thousands. As such, certain prior year amounts may not foot or recalculate based on the amounts as presented in millions in the current year presentation.
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and six months ended June 30, 2023, there were approximately 0.4 million antidilutive shares. For the three and six months ended June 30, 2022, there were approximately 0.1 million antidilutive shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

8. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
International lines of credit	$3.3	$7.1
Accounts Receivable Securitization Facility	1,550.0	1,535.0
Revolving Credit Facility	1,175.0	1,023.6
5.50% Anixter Senior Notes due 2023	—	58.6
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	1,500.0	1,500.0
7.250% Senior Notes due 2028, less debt discount of $6.2 and $6.8 in 2023 and 2022, respectively	1,318.8	1,318.2
Finance lease obligations	25.2	20.6
Total debt	5,576.5	5,467.3
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.3
Less: Unamortized debt issuance costs	(44.3)	(51.1)
Less: Short-term debt and current portion of long-term debt(1)	(9.2)	(70.5)
Total long-term debt	$5,523.1	$5,346.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. EMPLOYEE BENEFIT PLANS
The following table sets forth the components of net periodic pension (benefit) cost for the Company's defined benefit plans:

	Three Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Domestic Plans(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$1.2	$2.1	$1.2	$2.1
Interest cost	0.6	2.1	2.9	2.3	3.5	4.4
Expected return on plan assets	(0.6)	(3.5)	(3.0)	(4.2)	(3.6)	(7.7)
Recognized actuarial gain(3)	—	—	(0.3)	(0.2)	(0.3)	(0.2)
Net periodic pension (benefit) cost	$—	$(1.4)	$0.8	$—	$0.8	$(1.4)

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Domestic Plans(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$2.4	$4.3	$2.4	$4.3
Interest cost	3.2	4.2	5.7	4.6	8.9	8.8
Expected return on plan assets	(3.0)	(7.0)	(6.0)	(8.5)	(9.0)	(15.5)
Recognized actuarial gain(3)	—	—	(0.6)	(0.4)	(0.6)	(0.4)
Net periodic pension (benefit) cost	$0.2	$(2.8)	$1.5	$—	$1.7	$(2.8)
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
(3)    For the three and six months ended June 30, 2023 and 2022, no material amounts were reclassified from accumulated other comprehensive income into net income.
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost totaling net benefits of $0.5 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively are presented as components of other expense, net.
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2023, of which approximately $4.3 million and $6.7 million was contributed during the three and six months ended June 30, 2023, respectively. The Company does not expect to make a contribution to its domestic qualified pension plan in 2023 due to its overfunded status.
Other Employee Benefit Plans
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions.
Wesco incurred charges of $21.5 million and $14.9 million for the three months ended June 30, 2023 and 2022, respectively, and $42.9 million and $33.0 million for the six months ended June 30, 2023 and 2022, respectively, for its defined contribution plans.
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of June 30, 2023 and December 31, 2022, the Company's obligation under the Wesco Deferred Compensation Plan was $26.6 million and $20.3 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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
The carrying value of Wesco's debt instruments with fixed interest rates was $2,823.1 million and $2,881.2 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of this debt was $2,876.3 million and $2,929.5 million as of June 30, 2023 and December 31, 2022, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2023 and December 31, 2022.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At June 30, 2023 and December 31, 2022, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $132.9 million and $172.8 million, at June 30, 2023 and December 31, 2022, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
12. INCOME TAXES
The effective tax rate for the three months ended June 30, 2023 and 2022 was 27.2% and 26.5%, respectively. For the three months ended June 30, 2023 and 2022, the effective tax rates reflect discrete income tax benefits of $0.9 million and $0.3 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in such periods by approximately 0.3 and 0.1 percentage points, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The effective tax rate for the six months ended June 30, 2023 and 2022 was 22.9% and 22.6%, respectively. For the six months ended June 30, 2023 and 2022, the effective tax rates reflect discrete income tax benefits of $22.1 million and $6.1 million, respectively, resulting from the exercise and vesting of stock-based awards. For the six months ended June 30, 2022, the effective tax rate also reflects a discrete income tax benefit of $13.4 million resulting from a reduction to the valuation allowance recorded against foreign tax credit carryforwards. These discrete income tax benefits reduced the effective tax rates in such periods by approximately 4.4 and 3.7 percentage points, respectively.
The effective tax rate differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the inclusion of global intangible low-taxed income.
There have been no material adjustments to liabilities for uncertain tax positions since December 31, 2022.
13. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company's reportable segments. The Company's chief operating decision maker evaluates the performance of its operating segments based on net sales, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), and adjusted EBITDA margin percentage.
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
The following tables set forth financial information by reportable segment for the periods presented:

(In millions)	Three Months Ended June 30, 2023
	EES	CSS	UBS	Total
Net sales	$2,200.3	$1,850.9	$1,694.3	$5,745.5

	Three Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Total
Net sales	$2,330.1	$1,602.0	$1,551.4	$5,483.5

(In millions)	Six Months Ended June 30, 2023
	EES	CSS	UBS	Total
Net sales	$4,335.4	$3,582.9	$3,349.1	$11,267.4

	Six Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Total
Net sales	$4,420.1	$3,036.2	$2,959.4	$10,415.7

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(In millions)	Three Months Ended June 30, 2023
	EES	CSS	UBS
Adjusted EBITDA	$189.0	$179.5	$188.6
Adjusted EBITDA Margin %	8.6%	9.7%	11.1%

	Three Months Ended June 30, 2022
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$235.4	$150.0	$169.0
Adjusted EBITDA Margin %	10.1%	9.4%	10.9%

(In millions)	Six Months Ended June 30, 2023
	EES	CSS	UBS
Adjusted EBITDA	$372.0	$335.0	$376.3
Adjusted EBITDA Margin %	8.6%	9.3%	11.2%

	Six Months Ended June 30, 2022
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$427.9	$273.1	$305.4
Adjusted EBITDA Margin %	9.7%	9.0%	10.3%

The following table sets forth total assets by reportable segment for the periods presented:

	As of
	June 30, 2023
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,555.9	$5,680.6	$3,942.1	$984.1	$15,162.7

	As of
	December 31, 2022
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,480.4	$5,504.0	$3,827.4	$999.9	$14,811.7
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$167.0	$132.2	$183.1	$(303.6)	$178.7
Net (loss) income attributable to noncontrolling interests	(0.7)	0.1	—	(0.1)	(0.7)
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	71.8	71.8
Interest expense, net(1)	—	—	—	98.8	98.8
Depreciation and amortization	11.5	17.9	6.4	11.1	46.9
Other expense (income), net	9.8	27.7	(1.7)	(35.0)	0.8
Stock-based compensation expense(2)	1.4	1.6	0.8	7.1	10.9
Merger-related and integration costs(3)	—	—	—	10.9	10.9
Restructuring costs(4)	—	—	—	9.8	9.8
Adjusted EBITDA	$189.0	$179.5	$188.6	$(114.8)	$442.3
Adjusted EBITDA margin %	8.6%	9.7%	11.1%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2023 excludes $1.3 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Three Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$222.8	$130.6	$161.8	$(308.9)	$206.3
Net income attributable to noncontrolling interests	0.1	—	—	0.3	0.4
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	79.9	79.9
Interest expense, net(1)	—	—	—	68.5	68.5
Depreciation and amortization	11.2	17.9	5.7	11.0	45.8
Other (income) expense, net	(1.4)	0.1	0.6	1.9	1.2
Stock-based compensation expense(2)	2.7	1.4	0.9	9.5	14.5
Merger-related and integration costs(3)	—	—	—	13.4	13.4
Adjusted EBITDA	$235.4	$150.0	$169.0	$(110.0)	$444.4
Adjusted EBITDA margin %	10.1%	9.4%	10.9%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2022 excludes $1.4 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$338.3	$267.6	$363.4	$(607.8)	$361.5
Net (loss) income attributable to noncontrolling interests	(0.8)	0.3	—	(0.1)	(0.6)
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	115.9	115.9
Interest expense, net(1)	—	—	—	193.8	193.8
Depreciation and amortization	21.4	35.9	12.4	21.6	91.3
Other expense (income), net	10.3	28.5	(1.1)	(26.8)	10.9
Stock-based compensation expense(2)	2.8	2.7	1.6	14.2	21.3
Merger-related and integration costs(3)	—	—	—	30.4	30.4
Restructuring costs(4)	—	—	—	9.8	9.8
Adjusted EBITDA	$372.0	$335.0	$376.3	$(220.3)	$863.0
Adjusted EBITDA margin %	8.6%	9.3%	11.2%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2023 excludes $2.6 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Six Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$401.5	$234.3	$291.8	$(554.4)	$373.2
Net income attributable to noncontrolling interests	0.4	—	—	0.4	0.8
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	117.6	117.6
Interest expense, net(1)	—	—	—	132.1	132.1
Depreciation and amortization	23.2	36.0	11.5	22.1	92.8
Other (income) expense, net	(1.6)	0.5	0.6	2.8	2.3
Stock-based compensation expense(2)	4.4	2.3	1.5	13.8	22.0
Merger-related and integration costs(3)	—	—	—	39.0	39.0
Adjusted EBITDA	$427.9	$273.1	$305.4	$(197.9)	$808.5
Adjusted EBITDA margin %	9.7%	9.0%	10.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2022 excludes $2.7 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA margin, financial leverage, adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are helpful to users of our financial statements as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing users to more easily compare our financial performance from period to period. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
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
Overall Financial Performance
Our financial results for the first six months of 2023 compared to the first six months of 2022 reflect single-digit sales growth driven by the benefits of price inflation and higher volumes, increased scale, and secular demand trends, as well as margin expansion and the realization of integration synergies, partially offset by higher payroll and payroll-related expenses, costs to operate our facilities, along with expenses associated with our digital transformation initiatives.
Net sales for the first six months of 2023 increased $0.9 billion, or 8.2%, over the corresponding prior year period. The increase reflects the estimated impact of changes in price of approximately 4%, estimated volume growth of approximately 3% (driven in part by secular demand trends, execution of our cross-sell program, and an improving supply chain). The increase also reflects the favorable impact of 2.7% from the acquisition of Rahi Systems Holdings, Inc. (“Rahi Systems”), which closed in November of 2022. These positive factors were partially offset by the negative impact of fluctuations in foreign exchange rates of 1.1%. Cost of goods sold as a percentage of net sales was 78.2% and 78.5% for the first six months of 2023 and 2022, respectively. The improvement of 30 basis points reflects our continued focus on a strategy of pricing products and services to realize the value that we provide to our customers as a result of our broad portfolio of product and service offerings, global footprint and capabilities (“value-driven pricing”) and pass-through of inflationary costs, along with the continued momentum of our margin improvement program.
Income from operations was $710.2 million for the first six months of 2023 compared to $654.7 million for the first six months of 2022, an increase of $55.5 million, or 8.5%. Income from operations as a percentage of net sales was 6.3% for the current and prior year six-month period. Income from operations for the first six months of 2023 includes merger-related and integration costs of $30.4 million, restructuring costs of $9.8 million, and accelerated trademark amortization expense of $0.8 million. Adjusted for these amounts, income from operations was 6.7% of net sales for the first six months of 2023. For the first six months of 2022, income from operations was 6.7% of net sales, as adjusted for merger-related and integration costs of $39.0 million and accelerated trademark amortization expense of $9.0 million. For the six months ended June 30, 2023, income from operations improved compared to the prior year due to sales growth and lower cost of goods sold as a percentage of net sales, as well as the realization of integration synergies and a reduction to incentive compensation expense. Income from operations for the first six months of 2023 was negatively impacted by higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition, as well as an increase in volume-related costs such as commissions and transportation. The costs to operate our facilities also unfavorably affected income from operations. In addition, digital transformation initiatives contributed to higher expenses in the first six months of 2023.
Earnings per diluted share for the first six months of 2023 was $6.90, based on 52.4 million diluted shares, compared to $7.15 for the first six months of 2022, based on 52.2 million diluted shares, a decrease of 3.5%. Adjusted for merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first six months of 2023 was $7.47. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for the first six months of 2022 was $7.82. Adjusted earnings per diluted share decreased 4.5% year-over-year.
Our industry and the broader economy have experienced supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We have aggressively responded to these supply chain issues which have largely improved and become manageable during the first six months of 2023, except with respect to certain products in our EES and UBS segments. We intend to continue to actively manage the impact that these supply chain issues may have on our results of operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating cash flow for the first six months of 2023 was an inflow of $62.2 million. Net cash provided by operating activities included net income of $389.6 million and non-cash adjustments to net income totaling $139.8 million, which were primarily comprised of depreciation and amortization of $91.3 million, stock-based compensation expense of $23.9 million, deferred income taxes of $16.2 million, and amortization of debt discount and debt issuance costs of $7.4 million. Operating cash flow was negatively impacted by net changes in assets and liabilities of $467.2 million, which were primarily comprised of an increase in trade accounts receivable of $162.9 million and a decrease in accounts payable of $78.6 million due to the timing of receipts from customers and payments to suppliers, respectively. Net operating cash flow was also negatively impacted by $73.9 million from an increase in inventories. Inventories grew at a slower rate than sales, as supply chain lead times have continued to normalize. Additionally, the payment of management incentive compensation earned in 2022 resulted in a cash outflow of approximately $157.2 million in the first six months of 2023, which was partially offset by the accrual of management incentive compensation earned in the current year.
Investing activities primarily included $44.3 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities were primarily comprised of net borrowings of $151.7 million related to our revolving credit facility (the "Revolving Credit Facility"), net borrowings of $15.0 million related to our accounts receivable securitization facility (the "Receivables Facility"), and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023, which matured on March 1, 2023. Financing activities for the first six months of 2023 also included $38.4 million and $28.7 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $54.2 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
As of June 30, 2023, we had $514.2 million in total available borrowing capacity under our Revolving Credit Facility and $75.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively. As of June 30, 2023, we also had $8.2 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
Second Quarter of 2023 versus Second Quarter of 2022
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$5,745.5	$5,483.5	4.8%	2.7%	(0.7)%	—%	2.8%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the second quarter of 2023 compared to the second quarter of 2022.
Net sales were $5.7 billion for the second quarter of 2023 compared to $5.5 billion for the second quarter of 2022, an increase of 4.8%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 2.7% and the unfavorable impact from fluctuations in foreign exchange rates of 0.7%, organic sales for the second quarter of 2023 grew by 2.8%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 3%. Volume growth did not have a material impact on the year-over-year increase in organic sales, as increases in sales volumes in the CSS and UBS operating segments were offset by a decrease in volume in the EES segment.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2023 was $4.5 billion compared to $4.3 billion for the second quarter of 2022, an increase of $0.2 billion. Cost of goods sold as a percentage of net sales was 78.4% and 78.3% for the second quarter of 2023 and 2022, respectively. The unfavorable increase of 10 basis points reflects a shift in sales mix between our operating segments. The negative impact of the shift in sales mix was partially offset by our continued focus on value-driven pricing.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the second quarter of 2023 totaled $831.7 million versus $772.9 million for the second quarter of 2022, an increase of $58.8 million, or 7.6%. As a percentage of net sales, SG&A expenses were 14.5% and 14.1% for the second quarter of 2023 and 2022, respectively. SG&A expenses for the second quarter of 2023 and 2022 include merger-related and integration costs of $10.9 million and $13.4 million, respectively. SG&A expenses for the second quarter of 2023 also include $9.8 million of restructuring costs. Adjusted for merger-related and integration costs and restructuring costs, SG&A expenses were $811.0 million, or 14.1% of net sales, for the second quarter of 2023 and $759.5 million, or 13.9% of net sales, for the second quarter of 2022.
SG&A payroll and payroll-related expenses for the second quarter of 2023 of $523.5 million increased by $30.1 million compared to the same period in 2022 as a result of higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $7.4 million and a reduction to incentive compensation expense of $25.8 million.
SG&A expenses not related to payroll and payroll-related costs for the second quarter of 2023 were $308.2 million, an increase of $28.7 million compared to the same period in 2022, which primarily reflects higher costs to operate our facilities of $10.6 million, and higher employee expenses of $4.8 million due to increased headcount, as well as increased transportation costs of $2.6 million driven by sales growth, and the Rahi Systems acquisition. In addition, digital transformation initiatives contributed to higher expenses of $5.1 million in the second quarter of 2023, including those related to professional and consulting fees. These increases were partially offset by the realization of integration cost synergies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization
Depreciation and amortization increased $1.1 million to $46.9 million for the second quarter of 2023 compared to $45.8 million for the second quarter of 2022. The second quarter of 2023 and 2022 includes $0.8 million and $3.7 million, respectively, of accelerated amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
Income from Operations
Income from operations was $363.8 million for the second quarter of 2023 compared to $370.7 million for the second quarter of 2022. The decrease of $6.9 million, or 1.9%, reflects slightly higher cost of goods sold as a percentage of net sales and higher SG&A expenses, as described above, partially offset by sales growth and the realization of integration synergies.
Interest Expense, net
Net interest expense totaled $98.8 million for the second quarter of 2023 compared to $68.5 million for the second quarter of 2022. The increase of $30.3 million, or 44.2%, reflects higher borrowings and an increase in variable interest rates.
Other Expense, net
Other non-operating expense totaled $0.8 million for the second quarter of 2023 compared to $1.2 million for the second quarter of 2022.
Income Taxes
The provision for income taxes was $71.8 million for the second quarter of 2023 compared to $79.9 million for the corresponding quarter of the prior year, resulting in effective tax rates of 27.2% and 26.5%, respectively.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $178.7 million and $3.41, respectively, for the second quarter of 2023 compared to $206.3 million and $3.95, respectively, for the second quarter of 2022. Adjusted for merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $194.3 million and $3.71, respectively, for the three months ended June 30, 2023. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $218.9 million and $4.19, respectively, for the three months ended June 30, 2022.
Adjusted EBITDA
Adjusted EBITDA was $442.3 million for the second quarter of 2023, compared to $444.4 million for the second quarter of 2022. Adjusted EBITDA decreased $2.1 million, or 0.5% year-over-year. The decrease primarily reflects the $262.0 million increase in net sales, partially offset by a corresponding increase in cost of goods sold of $209.0 million, and a $58.8 million increase in SG&A expenses, as described above. Also contributing to the decrease in adjusted EBITDA were decreases in stock-based compensation expense and merger-related and integration costs of $3.6 million and $2.5 million, respectively, offset by an increase in restructuring costs of $9.8 million comprised of severance costs pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended June 30, 2023. As further described below and in Note 13, "Business Segments" of our Notes to the unaudited Condensed Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$2,200.3	$2,330.1	(5.6)%	—%	(0.9)%	—%	(4.7)%
Adjusted EBITDA	$189.0	$235.4
Adjusted EBITDA Margin %	8.6%	10.1%
EES reported net sales of $2,200.3 million for the second quarter of 2023 compared to $2,330.1 million for the second quarter of 2022, a decrease of $129.8 million, or 5.6%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.9%, EES organic sales for the second quarter of 2023 declined by 4.7%, reflecting volume contraction, including downturns in the construction and manufactured structures businesses, partially offset by continued momentum in our industrial business, which negatively impacted organic net sales by approximately 6%. In addition, a transfer of certain customer accounts to the CSS segment negatively impacted organic net sales for EES by approximately 2%. These negative factors were partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $189.0 million for the second quarter of 2023, or 8.6% of net sales, compared to $235.4 million for the second quarter of 2022, or 10.1% of net sales. Adjusted EBITDA decreased $46.4 million, or 19.7% year-over-year. The decrease primarily reflects the $129.8 million decrease in EES net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $94.8 million, which is inclusive of higher inventory write-downs and lower supplier volume rebates totaling approximately $9.0 million. SG&A expenses increased $10.8 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $14.8 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses also includes a reduction to incentive compensation expense of $10.8 million.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$1,850.9	$1,602.0	15.5%	9.4%	(0.8)%	—%	6.9%
Adjusted EBITDA	$179.5	$150.0
Adjusted EBITDA Margin %	9.7%	9.4%
CSS reported net sales of $1,850.9 million for the second quarter of 2023 compared to $1,602.0 million for the second quarter of 2022, an increase of $248.9 million, or 15.5%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 9.4% and the unfavorable impact from fluctuations in foreign exchange rates of 0.8%, CSS organic sales for the second quarter of 2023 grew by 6.9%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 1%. Volume growth, which includes strong growth in our network infrastructure and security solutions businesses and improvements in the global supply chain, favorably impacted organic sales by approximately 3%. The transfer of certain customer accounts from the EES segment also positively impacted organic net sales for CSS by approximately 3%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CSS reported adjusted EBITDA of $179.5 million for the second quarter of 2023, or 9.7% of net sales, compared to $150.0 million for the second quarter of 2022, or 9.4% of net sales. Adjusted EBITDA increased $29.5 million, or 19.7% year-over-year. The increase primarily reflects the $248.9 million increase in CSS net sales, partially offset by a corresponding increase in cost of goods sold of $193.2 million due to the factors impacting the overall business, as described above. SG&A expenses increased $27.6 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $15.5 million as a result of higher salaries due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $4.4 million and a reduction to incentive compensation expense of $4.9 million. Additionally, higher costs to operate our facilities of $4.2 million and increased transportation costs of $2.0 million as a result of sales growth, and the Rahi Systems acquisition, contributed to the year-over-year increase in SG&A expenses.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$1,694.3	$1,551.4	9.2%	—%	(0.4)%	—%	9.6%
Adjusted EBITDA	$188.6	$169.0
Adjusted EBITDA Margin %	11.1%	10.9%
UBS reported net sales of $1,694.3 million for the second quarter of 2023 compared to $1,551.4 million for the second quarter of 2022, an increase of $142.9 million, or 9.2%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.4%, UBS organic sales for the second quarter of 2023 grew by 9.6%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 6%. Volume growth, which includes secular trends in the utility business that are driving growth, expansion in our integrated supply business, and the benefits of cross selling partially offset by lower sales in our broadband business due to certain customers depleting existing inventories and an overall downturn in the broadband business, particularly in Canada, favorably impacted organic sales by approximately 4%.
UBS reported adjusted EBITDA of $188.6 million for the second quarter of 2023, or 11.1% of net sales, compared to $169.0 million for the second quarter of 2022, or 10.9% of net sales. Adjusted EBITDA increased $19.6 million, or 11.6% year-over-year. The increase primarily reflects the $142.9 million increase in UBS net sales, partially offset by a corresponding increase in cost of goods sold of $110.6 million due to the factors impacting the overall business, as described above. SG&A expenses increased $12.8 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $6.5 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $1.1 million. Additionally, higher costs to operate our facilities of $2.7 million and increased transportation costs of $1.4 million as a result of sales growth, contributed to the year-over-year increase in SG&A expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$167.0	$132.2	$183.1	$(303.6)	$178.7
Net (loss) income attributable to noncontrolling interests	(0.7)	0.1	—	(0.1)	(0.7)
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	71.8	71.8
Interest expense, net(1)	—	—	—	98.8	98.8
Depreciation and amortization	11.5	17.9	6.4	11.1	46.9
Other expense (income), net	9.8	27.7	(1.7)	(35.0)	0.8
Stock-based compensation expense(2)	1.4	1.6	0.8	7.1	10.9
Merger-related and integration costs(3)	—	—	—	10.9	10.9
Restructuring costs(4)	—	—	—	9.8	9.8
Adjusted EBITDA	$189.0	$179.5	$188.6	$(114.8)	$442.3
Adjusted EBITDA margin %	8.6%	9.7%	11.1%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2023 excludes $1.3 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Three Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$222.8	$130.6	$161.8	$(308.9)	$206.3
Net income attributable to noncontrolling interests	0.1	—	—	0.3	0.4
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	79.9	79.9
Interest expense, net(1)	—	—	—	68.5	68.5
Depreciation and amortization	11.2	17.9	5.7	11.0	45.8
Other (income) expense, net	(1.4)	0.1	0.6	1.9	1.2
Stock-based compensation expense(2)	2.7	1.4	0.9	9.5	14.5
Merger-related and integration costs(3)	—	—	—	13.4	13.4
Adjusted EBITDA	$235.4	$150.0	$169.0	$(110.0)	$444.4
Adjusted EBITDA margin %	10.1%	9.4%	10.9%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended June 30, 2022 excludes $1.4 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	June 30, 2023	June 30, 2022
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$831.7	$772.9
Merger-related and integration costs(1)	(10.9)	(13.4)
Restructuring costs(2)	(9.8)	—
Adjusted selling, general and administrative expenses	$811.0	$759.5

Adjusted Income from Operations:
Income from operations	$363.8	$370.7
Merger-related and integration costs(1)	10.9	13.4
Restructuring costs(2)	9.8	—
Accelerated trademark amortization(3)	0.8	3.7
Adjusted income from operations	$385.3	$387.8

Adjusted Provision for Income Taxes:
Provision for income taxes	$71.8	$79.9
Income tax effect of adjustments to income from operations(4)	5.9	4.5
Adjusted provision for income taxes	$77.7	$84.4
(1)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Accelerated trademark amortization represents additional amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
(4)    The adjustments to income from operations have been tax effected at rates of approximately 27% and 26% for the three months ended June 30, 2023 and 2022, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2023	June 30, 2022
(In millions, except per share data)
Adjusted income from operations	$385.3	$387.8
Interest expense, net	98.8	68.5
Other expense, net	0.8	1.2
Adjusted income before income taxes	285.7	318.1
Adjusted provision for income taxes	77.7	84.4
Adjusted net income	208.0	233.7
Net income attributable to noncontrolling interests	(0.7)	0.4
Adjusted net income attributable to WESCO International, Inc.	208.7	233.3
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$194.3	$218.9

Diluted shares	52.4	52.2
Adjusted earnings per diluted share	$3.71	$4.19
Note: For the three months ended June 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, restructuring costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the three months ended June 30, 2022, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Six Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$11,267.4	$10,415.7	8.2%	2.7%	(1.1)%	—%	6.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first six months of 2023 compared to the first six months of 2022.
Net sales were $11.3 billion for the first six months of 2023 compared to $10.4 billion for the first six months of 2022, an increase of 8.2%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 2.7% and the unfavorable impact from fluctuations in foreign exchange rates of 1.1%, organic sales for the first six months of 2023 grew by 6.6%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 4%. Volume growth, which includes the impact of secular demand trends, an improving supply chain, and execution of our cross-sell program, favorably impacted organic sales by approximately 3%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the first six months of 2023 was $8.8 billion compared to $8.2 billion for the first six months of 2022, an increase of $0.6 billion. Cost of goods sold as a percentage of net sales was 78.2% for the first six months of 2023 compared to 78.5% for the first six months of 2022. The favorable reduction of 30 basis points reflects our continued focus on value-driven pricing. Additionally, pass-through of inflationary costs, along with the continued momentum of our gross margin improvement program contributed to the favorable reduction in cost of goods sold as a percentage of net sales.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first six months of 2023 totaled $1,649.4 million versus $1,491.0 million for the first six months of 2022, an increase of $158.4 million, or 10.6%. As a percentage of net sales, SG&A expenses were 14.6% and 14.3% for the first six months of 2023 and 2022, respectively. SG&A expenses for the first six months of 2023 and 2022 include merger-related and integration costs of $30.4 million and $39.0 million, respectively. SG&A expenses for first six months of 2023 also include $9.8 million of restructuring costs. Adjusted for merger-related and integration costs and restructuring costs, SG&A expenses were $1,609.2 million, or 14.3% of net sales, for the first six months of 2023 and $1,452.0 million, or 13.9% of net sales, for the first six months of 2022.
SG&A payroll and payroll-related expenses for the first six months of 2023 of $1,035.7 million increased by $74.7 million compared to the same period in 2022 as a result of higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $16.4 million and a reduction to incentive compensation expense of $36.8 million.
SG&A expenses not related to payroll and payroll-related costs for the first six months of 2023 were $613.7 million, an increase of $83.7 million compared to the same period in 2022, which primarily reflects higher costs to operate our facilities of $22.5 million, and increased transportation costs of $11.9 million as a result of significant sales growth, and the Rahi Systems acquisition, as well as higher employee expenses of $11.3 million due to increased headcount. In addition, digital transformation initiatives contributed to higher expenses of $10.1 million in the first six months of 2023, including those related to professional and consulting fees. These increases were partially offset by the realization of integration cost synergies.
Depreciation and Amortization
Depreciation and amortization decreased $1.5 million to $91.3 million for the first six months of 2023 compared to $92.8 million for the first six months of 2022. The first six months of 2023 and 2022 includes $0.8 million and $9.0 million, respectively, of accelerated amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
Income from Operations
Income from operations was $710.2 million for the first six months of 2023 compared to $654.7 million for the first six months of 2022. The increase of $55.5 million, or 8.5%, reflects sales growth and lower cost of goods sold as a percentage of net sales, along with the realization of integration synergies. These favorable factors were partially offset by higher SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $193.8 million for the first six months of 2023 compared to $132.1 million for the first six months of 2022. The increase of $61.7 million, or 46.7%, reflects higher borrowings and an increase in variable interest rates.
Other Expense, net
Other non-operating expense totaled $10.9 million for the first six months of 2023 compared to $2.3 million for the first six months of 2022. As disclosed in Note 9, "Employee Benefit Plans" of our Notes to the unaudited Condensed Consolidated Financial Statements, we recognized net benefits of $0.7 million and $7.1 million associated with the non-service cost components of net periodic pension (benefit) cost for the six months ended June 30, 2023 and 2022, respectively. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $13.2 million for the first six months of 2023 compared to a net loss of $7.1 million for the first six months of 2022.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income Taxes
The provision for income taxes was $115.9 million for the first six months of 2023 compared to $117.6 million in last year's comparable period, resulting in effective tax rates of 22.9% and 22.6%, respectively. The effective tax rates for the first six months of 2023 and 2022 reflect discrete income tax benefits of $22.1 million and $6.1 million, respectively, resulting from the exercise and vesting of stock-based awards. The effective tax rate for the first six months of 2022 also reflects a discrete income tax benefit of $13.4 million resulting from a reduction to the valuation allowance recorded against foreign tax credit carryforwards. These discrete income tax benefits reduced the effective tax rates in such periods by approximately 4.4 and 3.7 percentage points, respectively.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $361.5 million and $6.90, respectively, for the first six months of 2023 compared to $373.2 million and $7.15, respectively, for the first six months of 2022. Adjusted for merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $391.3 million and $7.47, respectively, for the first six months of 2023. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $408.6 million and $7.82, respectively, for the first six months of 2022.
Adjusted EBITDA
Adjusted EBITDA was $863.0 million for the first six months of 2023 compared to $808.5 million for the first six months of 2022. Adjusted EBITDA increased $54.5 million, or 6.7% year-over-year. The increase primarily reflects the $851.7 million increase in net sales, partially offset by a corresponding increase in cost of goods sold of $639.3 million, and a $158.4 million increase in SG&A expenses, as described above. Also contributing to the increase in adjusted EBITDA was an increase in restructuring costs of $9.8 million comprised of severance costs pursuant to an ongoing restructuring plan, partially offset by decreases in stock-based compensation expense and merger-related and integration costs of $0.7 million and $8.6 million, respectively.
Segment Results
Electrical & Electronic Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$4,335.4	$4,420.1	(1.9)%	—%	(1.3)%	—%	(0.6)%
Adjusted EBITDA	$372.0	$427.9
Adjusted EBITDA Margin %	8.6%	9.7%
EES reported net sales of $4,335.4 million for the first six months of 2023 compared to $4,420.1 million for the first six months of 2022, a decrease of $84.7 million, or 1.9%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 1.3%, EES organic sales for the first six months of 2023 declined by 0.6%, reflecting volume contraction, including downturns in the construction and manufactured structures businesses, partially offset by continued momentum in our industrial business, which negatively impacted organic net sales by approximately 1%. In addition, a transfer of certain customer accounts to the CSS segment negatively impacted organic net sales for EES by approximately 3%. These negative factors were partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $372.0 million for the first six months of 2023, or 8.6% of net sales, compared to $427.9 million for the first six months of 2022, or 9.7% of net sales. Adjusted EBITDA decreased $55.9 million, or 13.1% year-over-year. The decrease primarily reflects the $84.7 million decrease in EES net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $70.0 million. SG&A expenses increased $40.8 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $36.0 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses also includes a reduction to incentive compensation expense of $14.0 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$3,582.9	$3,036.2	18.0%	9.4%	(1.3)%	—%	9.9%
Adjusted EBITDA	$335.0	$273.1
Adjusted EBITDA Margin %	9.3%	9.0%
CSS reported net sales of $3,582.9 million for the first six months of 2023 compared to $3,036.2 million for the first six months of 2022, an increase of $546.7 million, or 18.0%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 9.4% and the unfavorable impact from fluctuations in foreign exchange rates of 1.3%, CSS organic sales for the first six months of 2023 grew by 9.9%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 1%. Volume growth, which includes strong growth in our network infrastructure and security solutions businesses and the benefits of cross selling, favorably impacted organic sales by approximately 6%. The transfer of certain customer accounts from the EES segment also positively impacted organic net sales for CSS by approximately 3%.
CSS reported adjusted EBITDA of $335.0 million for the first six months of 2023, or 9.3% of net sales, compared to $273.1 million for the first six months of 2022, or 9.0% of net sales. Adjusted EBITDA increased $61.9 million, or 22.7% year-over-year. The increase primarily reflects the $546.7 million increase in CSS net sales, partially offset by a corresponding increase in cost of goods sold of $418.3 million due to the factors impacting the overall business, as described above. SG&A expenses increased $69.0 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $46.3 million as a result of higher salaries due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $8.4 million and a reduction to incentive compensation expense of $5.2 million. Additionally, higher costs to operate our facilities of $8.3 million and increased transportation costs of $5.6 million as a result of sales growth, and the Rahi Systems acquisition, contributed to the year-over-year increase in SG&A expenses.
Utility & Broadband Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2023	June 30, 2022	Reported	Acquisition Impact	Foreign Exchange Impact	Workday Impact	Organic Sales Growth
	(In millions)
Net sales	$3,349.1	$2,959.4	13.2%	—%	(0.5)%	—%	13.7%
Adjusted EBITDA	$376.3	$305.4
Adjusted EBITDA Margin %	11.2%	10.3%
UBS reported net sales of $3,349.1 million for the first six months of 2023 compared to $2,959.4 million for the first six months of 2022, an increase of $389.7 million, or 13.2%. Adjusting for the unfavorable impact of fluctuations in foreign exchange rates of 0.5%, UBS organic sales for the first six months of 2023 grew by 13.7%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 9%. Volume growth, which includes secular trends in the utility business that are driving growth, expansion in our integrated supply business, and the benefits of cross selling partially offset by lower sales in our broadband business due to certain customers depleting existing inventories and an overall downturn in the broadband business, particularly in Canada, favorably impacted organic sales by approximately 5%.
UBS reported adjusted EBITDA of $376.3 million for the first six months of 2023, or 11.2% of net sales, compared to $305.4 million for the first six months of 2022, or 10.3% of net sales. Adjusted EBITDA increased $70.9 million, or 23.2% year-over-year. The increase primarily reflects the $389.7 million increase in UBS net sales, partially offset by a corresponding increase in cost of goods sold of $291.0 million due to the factors impacting the overall business, as described above. SG&A expenses increased $28.2 million as compared to the prior year, which was primarily attributed to higher SG&A payroll and payroll-related expenses of $13.0 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $2.2 million and a reduction to incentive compensation expense of $2.1 million. Additionally, higher costs to operate our facilities of $4.7 million and increased transportation costs of $5.3 million as a result of sales growth, contributed to the year-over-year increase in SG&A expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$338.3	$267.6	$363.4	$(607.8)	$361.5
Net (loss) income attributable to noncontrolling interests	(0.8)	0.3	—	(0.1)	(0.6)
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	115.9	115.9
Interest expense, net(1)	—	—	—	193.8	193.8
Depreciation and amortization	21.4	35.9	12.4	21.6	91.3
Other expense (income), net	10.3	28.5	(1.1)	(26.8)	10.9
Stock-based compensation expense(2)	2.8	2.7	1.6	14.2	21.3
Merger-related and integration costs(3)	—	—	—	30.4	30.4
Restructuring costs(4)	—	—	—	9.8	9.8
Adjusted EBITDA	$372.0	$335.0	$376.3	$(220.3)	$863.0
Adjusted EBITDA margin %	8.6%	9.3%	11.2%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2023 excludes $2.6 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Six Months Ended June 30, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$401.5	$234.3	$291.8	$(554.4)	$373.2
Net income attributable to noncontrolling interests	0.4	—	—	0.4	0.8
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	117.6	117.6
Interest expense, net(1)	—	—	—	132.1	132.1
Depreciation and amortization	23.2	36.0	11.5	22.1	92.8
Other (income) expense, net	(1.6)	0.5	0.6	2.8	2.3
Stock-based compensation expense(2)	4.4	2.3	1.5	13.8	22.0
Merger-related and integration costs(3)	—	—	—	39.0	39.0
Adjusted EBITDA	$427.9	$273.1	$305.4	$(197.9)	$808.5
Adjusted EBITDA margin %	9.7%	9.0%	10.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the six months ended June 30, 2022 excludes $2.7 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of our performance and ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile selling, general and administrative expenses, income from operations, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
	June 30, 2023	June 30, 2022
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$1,649.4	$1,491.0
Merger-related and integration costs(1)	(30.4)	(39.0)
Restructuring costs(2)	(9.8)	—
Adjusted selling, general and administrative expenses	$1,609.2	$1,452.0

Adjusted Income from Operations:
Income from operations	$710.2	$654.7
Merger-related and integration costs(1)	30.4	39.0
Restructuring costs(2)	9.8	—
Accelerated trademark amortization(3)	0.8	9.0
Adjusted income from operations	$751.2	$702.7

Adjusted Provision for Income Taxes:
Provision for income taxes	$115.9	$117.6
Income tax effect of adjustments to income from operations(4)	11.2	12.6
Adjusted provision for income taxes	$127.1	$130.2
(1)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Accelerated trademark amortization represents additional amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
(4)    The adjustments to income from operations have been tax effected at rates of 27% and 26% for the six months ended June 30, 2023 and 2022, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2023	June 30, 2022(1)
(In millions, except per share data)
Adjusted income from operations	$751.2	$702.7
Interest expense, net	193.8	132.1
Other expense, net	10.9	2.3
Adjusted income before income taxes	546.5	568.3
Adjusted provision for income taxes	127.1	130.2
Adjusted net income	419.4	438.1
Net income attributable to noncontrolling interests	(0.6)	0.8
Adjusted net income attributable to WESCO International, Inc.	420.0	437.3
Preferred stock dividends	28.7	28.7
Adjusted net income attributable to common stockholders	$391.3	$408.6

Diluted shares	52.4	52.2
Adjusted earnings per diluted share	$7.47	$7.82
(1)    Diluted earnings per share for the six months ended June 30, 2022 was previously calculated and reported based on amounts as presented in thousands. As such, certain prior year amounts may not foot or recalculate based on the amounts as presented in millions in the current year presentation.
Note: For the six months ended June 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, restructuring costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. For the six months ended June 30, 2022, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions and debt service obligations. As of June 30, 2023, we had $514.2 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $75.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $313.8 million, provided liquidity of $903.0 million. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2022 and 2023. Further increases will raise the rates we pay on our variable rate debt and will contribute to higher interest expense versus prior periods.
As of June 30, 2023, approximately 51% of our debt portfolio was comprised of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of June 30, 2023.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.8 as of June 30, 2023 and 2.9 as of December 31, 2022.
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	June 30, 2023	December 31, 2022
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$791.3	$803.1
Net income attributable to noncontrolling interests	0.2	1.7
Preferred stock dividends	57.4	57.4
Provision for income taxes	272.9	274.5
Interest expense, net	356.1	294.4
Depreciation and amortization	177.5	179.0
EBITDA	$1,655.4	$1,610.1
Other expense, net	15.6	7.0
Stock-based compensation expense	40.3	41.0
Merger-related and integration costs(1)	59.0	67.5
Restructuring costs(2)	9.8	—
Adjusted EBITDA	$1,780.1	$1,725.6

	As of
	June 30, 2023	December 31, 2022
Short-term debt and current portion of long-term debt, net	$9.2	$70.5
Long-term debt, net	5,523.1	5,346.0
Debt discount and debt issuance costs(3)	50.5	57.9
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(3)	(0.1)	(0.3)
Total debt	5,582.7	5,474.1
Less: Cash and cash equivalents	529.0	527.3
Total debt, net of cash	$5,053.7	$4,946.8

Financial leverage ratio	2.8	2.9
(1)Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, merger-related and integration costs, and restructuring costs.

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
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,625 million. As of June 30, 2023, we had $1,175.0 million and $1,550.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $31.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of June 30, 2023, there was $8.2 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit Facility. As of June 30, 2023, we had $3.3 million outstanding under our international lines of credit.
As disclosed in Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 1, 2023, we repaid the $58.6 million aggregate principal amount of our 5.50% Anixter Senior Notes due 2023. The repayment was funded with borrowings under our Revolving Credit Facility and had no impact on our results of operations.
For additional disclosure of our debt instruments, including our outstanding indebtedness as of June 30, 2023, see Note 8, "Debt" of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first six months of 2023 and 2022 follows:
Operating Activities
Net cash provided by operating activities for the first six months of 2023 totaled $62.2 million, compared to $304.5 million of cash used in operating activities for the first six months of 2022. Net cash provided by operating activities for the first six months of 2023 included net income of $389.6 million and non-cash adjustments to net income totaling $139.8 million, which were primarily comprised of depreciation and amortization of $91.3 million, stock-based compensation expense of $23.9 million, deferred income taxes of $16.2 million, and amortization of debt discount and debt issuance costs of $7.4 million. Other sources of cash in the first six months of 2023 included a decrease in other accounts receivable of $55.7 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the current period, partially offset by an increase in receivables for supplier price agreements. Primary uses of cash in the first six months of 2023 included an increase in trade accounts receivable of $162.9 million due to the timing of receipts from customers, a decrease in accrued payroll and benefit costs of $134.1 million resulting primarily from the payment of management incentive compensation earned in 2022, partially offset by the accrual of management incentive compensation earned in the current year, a decrease in accounts payable of $78.6 million due to the timing of payments to suppliers. Net operating cash flow was also negatively impacted by $73.9 million from an increase in inventories. Inventories grew at a slower rate than sales, as supply chain lead times have continued to normalize. Uses of cash in the first six months of 2023 also included an increase in other current and noncurrent assets of $56.9 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, and a decrease in other current and noncurrent liabilities of $16.5 million.
Net cash used in operating activities for the first six months of 2022 totaled $304.5 million, which included net income of $402.7 million and non-cash adjustments to net income totaling $129.8 million, which were primarily comprised of depreciation and amortization of $92.8 million, stock-based compensation expense of $24.7 million, amortization of debt discount and debt issuance costs of $8.1 million, and deferred income taxes of $1.3 million. Other sources of cash in the first six months of 2022 included an increase in accounts payable of $534.3 million due to higher purchases of inventory and an increase in other current and noncurrent liabilities of $88.1 million primarily due to an increase in accrued taxes. Primary uses of cash in the first six months of 2022 included an increase in trade accounts receivable of $716.8 million resulting from higher sales, an increase in inventories of $530.8 million due to investments to both address supply chain challenges and support our strong sales growth opportunities, a decrease in accrued payroll and benefit costs of $115.8 million resulting primarily from the payment of management incentive compensation earned in 2021, an increase in other current and noncurrent assets of $80.7 million primarily due to an increase in capitalized costs associated with implementing cloud computing arrangements to support our digital transformation initiatives, and an increase in other accounts receivable of $15.3 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Investing Activities
Net cash used in investing activities for the first six months of 2023 was $43.7 million compared to $31.0 million during the first six months of 2022. Included in the first six months of 2023 were capital expenditures of $44.3 million compared to $31.6 million for the six month period ended June 30, 2022. Capital expenditures in the first six months of 2023 primarily consisted of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing Activities
Net cash used in financing activities for the first six months of 2023 was $20.4 million, compared to $340.5 million of net cash provided by financing activities during the first six months of 2022. During the first six months of 2023, financing activities were primarily comprised of net borrowings of $151.7 million related to our Revolving Credit Facility, net borrowings of $15.0 million related to our Receivables Facility, and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023. The first six months of 2023 also included $38.4 million and $28.7 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, $54.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments on our various international lines of credit of approximately $3.8 million.
During the first six months of 2022, financing activities were primarily comprised of net borrowings of $288.0 million related to our Revolving Credit Facility, and net borrowings of $105.0 million related to our Receivables Facility. The first six months of 2022 also included $28.7 million of dividends paid to holders of our Series A Preferred Stock, $17.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and net proceeds from our various international lines of credit of approximately $1.6 million.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Important factors that could cause actual results or events to differ materially from those presented or implied in the forward-looking statements include, among others, the failure to achieve the expected benefits of the transaction between Wesco and Anixter International Inc. or the anticipated benefits of Wesco's acquisition of Rahi Systems Holdings, Inc. in the expected timeframe or at all, unexpected costs or problems that may arise in successfully integrating the businesses of the companies, the impact of increased interest rates or borrowing costs, failure to adequately protect Wesco's intellectual property or successfully defend against infringement claims, failure to execute Wesco's environmental, social and governance (ESG) programs as planned, disruption of information technology systems or operations, natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks (such as the ongoing COVID-19 pandemic, including any resurgences or new variants), supply chain disruptions, geopolitical issues, such as the impact of Russia's invasion of Ukraine, including the impact of sanctions or other actions taken by the U.S. or other countries against Russia (as well as those imposed on China), the increased risk of cyber incidents and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, which may have a material adverse effect on the combined company's business, results of operations and financial condition. All such factors are difficult to predict and are beyond the company's control. Additional factors that could cause results to differ materially from those described above can be found in WESCO International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and WESCO International, Inc.'s other reports filed with the SEC.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
April 1 – April 30, 2023	4,045	$141.87	—	$988.9
May 1 – May 31, 2023	2,889	$133.89	—	$988.9
June 1 – June 30, 2023	10,085	$159.55	—	$988.9
Total	17,019	$150.99	—
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
Item 5. Other Information.
(a)As previously reported on Form 8-K filed on June 12, 2023, the Board of Directors of WESCO International, Inc. elected Glynis A. Bryan as an independent member of its Board of Directors, effective September 1, 2023. Ms. Bryan is already a member of the board of directors of a U.S. public utility company, and her concurrent service on both boards is subject to approval by the Federal Energy Regulatory Commission, which may affect her appointment as a Director of Wesco International or its timing.
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

WESCO International, Inc.
(Registrant)

August 7, 2023	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2023	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)