Form 10-K
period 2023-12-31
WESCO INTERNATIONAL INC
filed 2024-02-20
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(412) 454-2200
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	WCC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock	WCC PR A	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $9.1 billion as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 16, 2024, 50,953,600 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders.

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
We employ approximately 20,000 people, maintain relationships with more than 50,000 suppliers, and serve nearly 150,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, educational institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. Wesco operates nearly 800 branches, warehouses and sales offices in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
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
Communications & Security Solutions
The CSS segment, with approximately 4,400 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. The network infrastructure market comprises cabling and connectivity, racks and cabinets, power, wireless, and associated products that enable network connectivity and communications in commercial buildings, and hyperscale, cloud-based and multi-tenant data centers. The security market includes video surveillance, fire and intrusion detection, access control, door locking and other solutions that create safe and smart environments for customers. Both the network infrastructure and security businesses are large, fragmented and diverse markets that include various industry groups such as technology, finance, telecommunications service providers, transportation, education, government, healthcare and retail. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.

Utility & Broadband Solutions
The UBS segment, with approximately 2,900 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. Investor-owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders while public power entities are generally non-profit entities owned by their members or governed by local, state, or municipal governments. These two markets comprise the vast majority of utility customers in the U.S. and Canada. The UBS segment also includes Wesco’s integrated supply business, which provides products and services to large industrial and commercial end-users to support their MRO spend. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions including fiber project management, high and medium voltage project design and support, pre-wired meters and capacitor banks, meter testing and advanced metering infrastructure installation, personal protective equipment dielectric testing, tool repair, emergency response management, storage yard management, materials management, and logistics management to improve customer supply chain efficiencies.
For information concerning the financial results of our business segments, as well as our domestic and foreign operations, see Note 16, “Business Segments” in the Notes to Consolidated Financial Statements.
Business Strategy
Wesco’s vision is to be the best tech-enabled supply chain solutions provider in the world. We believe that accomplishing this vision depends on the successful execution of our strategy, which comprises three elements:
Extend Our Leading Scale and Value Proposition: Our long-term growth potential benefits from secular trends in electrification, automation/IoT, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation, and digitalization/artificial intelligence. Our broad portfolio of product and service offerings, as well as our global footprint and capabilities, enables us to provide value to our customers.
Further Develop the Organization and Our Culture of Excellence: Wesco's five core values are foundational to everything we do: Our people are our greatest asset, One team, Always strive to be the best, Innovation, and Winning with customers and suppliers. Safety remains a priority and a company-wide responsibility at Wesco. Our goal is to provide a safe work environment for our employees and all those who visit our facilities. Our education and awareness campaigns for employees include training for our branches and distribution centers, enhanced reporting and investigative tools, and reinforced processes at the local branch level. Additionally, our commitment to continuous improvement is a hallmark of our business, and we do so by deploying Lean business practices and Agile methodologies. Wesco continues to enhance its approach to Environmental, Social, and Governance (“ESG”) matters, including integrating sustainability into our corporate strategy, and expanding our employee training and leadership development programming, as well as our Inclusion and Diversity program.

Digitalize and Transform the Business: The role of digital business models in our industry has accelerated over the past several years. Wesco offers significant digital capabilities today and intends to lead the further digitalization of our industry in the years to come. We are implementing digital tools across our business to improve the efficiency of our operations as well as those of our business partners, make it easier to do business with Wesco, and increase the value of our data by providing unique insight into end-market use of the products and services we offer.
The three elements of our strategy touch every aspect of our business – from how we add value to our supplier partners and how we go-to-market within our three strategic business units to how we drive efficiency across the organization. We believe that the successful execution of these strategies, combined with our comprehensive product and service offerings, will provide cost-effective and innovative end-to-end supply chain solutions for a diverse set of customers across our end markets. Due to our leadership position, scale, global reach, complete portfolio of products, extensive services and insights from data, we expect to grow our sales over the long term at a faster rate than the overall industry.
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
Customers
We have a large base of nearly 150,000 active customers across commercial and industrial businesses, contractors, government agencies, educational institutions, telecommunications providers, and utilities. Our top ten customers accounted for approximately 11% of our sales in 2023. No one customer accounted for more than 2% of our sales in 2023.
Suppliers
Our global network of branches, warehouses and sales offices provide customers with access to millions of products. Specific locations tailor their inventories to meet the needs of their customers, providing a local presence and a global network to service multi-location businesses and global corporations.
We purchase products from a diverse group of more than 50,000 suppliers who are located predominantly in North America, but who manufacture products around the world. The main product categories we source are electrical distribution and controls, communications and security, wire, cable and conduit, lighting and sustainability, automation and motors, and general supplies. In 2023, our ten largest suppliers accounted for approximately 27% of our purchases. No one supplier accounted for more than 5% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have commercial agreements with more than 480 preferred suppliers and purchase approximately 66% of our products pursuant to these arrangements.
We offer a wide range of sustainable products from the world’s leading manufacturers and help our customers determine solutions to meet their sustainability goals. Key categories include energy-efficient products, energy-management solutions, renewable energy products, sustainable MRO products, and workplace safety products.
Wesco supports socio-economic growth through supplier diversity and promoting the participation of minority, women, aboriginal, disabled, veteran, and LGBTQ+-owned enterprises in our business. Wesco's Diversity Alliance Network and Diverse Supplier Network partners provide customers with a direct procurement solution through a network of third-party certified companies aligned to help customers meet their diversity goals.
Services
Our customers’ challenges are constantly evolving and require comprehensive yet practical solutions. As part of our overall offerings, we provide a comprehensive portfolio of value-added solutions, as outlined below, designed to address our customers’ business needs, help drive efficiency, improve productivity, increase profitability, and mitigate risk.
•Installation enhancement services to adapt products and packaging in order to streamline processes and reduce the total cost of installation;
•Advisory services to help customers implement Lean practices, optimize their supply chains, improve safety, and digitally transform their workplaces through technology and infrastructure solutions;

•Global solutions to create customizable programs that fit customers' business needs on a local, national and global scale;
•Project deployment services to help secure job site materials, prevent loss, improve efficiency, reduce job site waste, ensure day-to-day supplies are on hand and improve scalability across multifaceted deployments;
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
Business Strengths
Wesco’s mission is to help our customers build, connect, power and protect the world. We believe that our business possesses several strengths that will enable us to achieve this mission. The environment in which we operate is highly fragmented and there is significant competition within each end market and geographic area that we serve. Customers look to product line breadth, product availability, service capabilities, geographic proximity and price. Our scale, broad portfolio of products, technical expertise, global reach with local relationships, smart, digital solutions, and comprehensive value-added services provide distinct advantages that benefit our customers.
Broad Portfolio of Products from Top Brands. Our broad product portfolio enables us to offer comprehensive, end-to-end solutions in each of our three business units. We partner with the industries’ largest suppliers to deliver leading brands across every product category including automation/IoT, broadband, communications, electrical, electronics, energy, lighting, MRO, networking, renewables, safety, security, utility and wire and cable.
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
Uniquely Positioned to Benefit from Secular Trends. Each of our business units is positioned to benefit from secular trends that are driving growth. These include increasing electrification, growth of automation/IoT, data center, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation and relocation to North America, and digitalization/AI.
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
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers around the world. Wesco has nearly 800 branches, warehouses and sales offices with operations in approximately 50 countries. Our global distribution network includes 54 facilities that operate as regional distribution centers or large branch locations in key geographic areas in North America, Europe and South America. These facilities add value for our customers and suppliers through the combination of inventory selection, online ordering, shipment capabilities, and order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual branch products and services to local customer needs.
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
Geography
We sell to global customers through our network of branches, warehouses and sales offices consisting of 450 locations in the U.S., 144 in Canada, 59 in Europe and the Middle East, 51 in Central America, the Caribbean and South America, and 66 in the Asia Pacific region, which includes Australia. This includes 54 facilities that operate as regional distribution centers or large branch locations, of which 42 are located in the U.S., eight in Canada, two in Europe and two in South America.
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
As of December 31, 2023, Wesco had approximately 20,000 full-time employees worldwide, with approximately 13,000 in the U.S. and the remaining 7,000 in international locations.
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
Our Global Corporate Safety team oversees our health and safety program, which covers the core processes and procedures for strong health and safety management, safe work practices, and regulatory compliance. Our health and safety program considers both preventative and reactionary management concepts and elements of the OHSAS-18001 and ISO-45001 guidelines and standards, and the strictest global regulations. The key components of our health and safety program are management and supervisory responsibilities, employee responsibilities, accident investigation process, reporting of safety concerns and ideas, safety committee systems, new employee orientation, enforcement, and regulatory compliance.
We have set a goal to achieve a 15% reduction in the total recordable injury rate (“TRIR”) from a 2020 baseline by 2030.
Training and Development. Wesco offers certification and training programs, some of which are required for all employees while others are voluntary or based on job role. Employees also have access to external training resources. We offer a tuition reimbursement program to eligible employees to encourage the pursuit of undergraduate and graduate education to prepare employees for expanded roles in our business.
Our sales and operations development training program has been in place for more than ten years. The program is designed to systematically train and develop new college graduates through on-the-job rotations and cohort learning and development during the first year of employment. Graduates of the program move into various sales and operations roles after completing the one-year program. Additionally, we have a function-specific development program for recent college graduates seeking a career in IT, finance, or supply chain that provides members with eligibility for roles with increasing responsibilities commensurate with their career development goals. Individuals in this program have the opportunity to accelerate the development of their business and technical skills through three 8-month job rotations. We also sponsor a summer internship program to provide college students with work experience within staff or business functions and give them the opportunity to evaluate different career fields.
We have developed a collective approach to deliver personalized, successive development aligned with enterprise needs, known as “Leadership Essentials.” Leadership Essentials consists of separate programs curated for managers that are new to leading people, leaders of teams, or senior leaders. The programs include personalized development journeys which are aligned to both the individual's and the Company's needs. In 2023, Wesco also launched a development campaign to provide specific tools and resources to help leaders across the enterprise support ongoing transformational change.
Inclusion and Diversity. Wesco’s focus on inclusion and diversity starts in our boardroom. As of December 31, 2023, Wesco’s Board of Directors was 60% diverse in terms of gender, race or ethnicity. Our inclusion and diversity initiatives extend to all levels of our organization, and we aim to increase the representation of diverse employees through internal promotions, new hires and improved retention, with an inclusion and diversity program that fosters a sense of individual and group belonging.

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
Wesco’s Global Inclusion and Diversity Council (the “Council”) is led by our Vice President of Inclusion and Diversity and comprises members of senior management who help to ensure that Wesco is making progress toward achieving our program objectives. Wesco has six Business Resource Groups (“BRGs”) to support the following groups: women, BLIPOC (Black, Latino, Indigenous, and People of Color), LGBTQ+, people with diverse abilities, veterans of the armed forces and our early-career employees. These BRGs foster a sense of community and inclusion, provide opportunities to network, support advancement opportunities within the organization, and assist with recruiting. The BRGs are global and open to all employees regardless of any aspect of their personal identity. More than 3,300 employees from around the globe and at every level of the organization have joined one or more of the BRGs.
Some of the many benefits of our BRGs include:
•Supporting our business initiatives;
•Creating a more inclusive work environment;
•Providing opportunities for employee development, education, training, recruitment, retention, and business outreach and development; and
•Supporting innovation by providing insights into new markets, product development, and multicultural marketing.
Wesco has also established a diverse leadership program for the purpose of promoting the development of our diverse emerging leaders and providing direction for career advancement through exposure to new opportunities.
Company Ethics. We are firmly committed to operating with the highest level of ethics and integrity. This commitment is reflected in our Code of Business Conduct, which applies to our Directors, officers, employees and other parties when they are acting on behalf of Wesco. Annually, employees must acknowledge that they have received, read and will comply with the Code of Business Conduct. Our global Ethics and Compliance program provides employees with the tools they need to understand our expectations for ethical business conduct. It also provides an anonymous reporting channel for employees and outside parties to report issues of concern regarding workplace activities or business practices without fear of retaliation.
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
Community. Wesco has established relationships with several charitable organizations and encourages employees to volunteer in the community by providing one day of paid volunteer time off per year. By connecting with and contributing to local charitable organizations, Wesco supports the development of strong, vibrant and diverse communities. Wesco Cares is our corporate philanthropy program focused on affordable housing and humanitarian aid and provides for corporate charitable donations, employee volunteerism, and employee gift-matching. In 2023, June 22nd became an annual day of caring for Wesco employees globally on which employees are encouraged to volunteer in their communities.

Environmental Management
Environmental sustainability is a priority for Wesco. We strive to continually improve our environmental management by establishing and working towards various sustainability objectives. We leverage our environmental management experience in our offerings of products and services to our customers. The foundation of our environmental management is our Global Environmental, Health, Safety and Sustainability Policy, which aligns with key provisions of the ISO 14001:2015 environmental management standards. The policy includes clear management accountability for environmental sustainability, direct program responsibilities, key performance indicators and other metrics to track progress. We produce a Sustainability Report annually which is made public on our website. Information contained in the Sustainability Report is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.
We are working to reduce our environmental impact in the following areas:
Energy. The vast majority of the energy we use is for lighting, heating, and cooling our nearly 800 branches, warehouses, and sales offices in approximately 50 countries around the world. Where practicable, we engage with the owners and agents of the buildings we lease to improve energy efficiency, and we include energy-efficiency requirements in new building leases. We have implemented lighting retrofit projects, identified participation plans to purchase green power through utility green tariffs, and installed solar systems at certain facilities. Adding to our energy consumption is a fleet of approximately 1,300 trucks and 1,700 cars for our distribution and sales activities. Our Fleet Efficiency Policy includes the use of fuel-efficient vehicles, determining the most efficient routes, and idling restrictions.
Emissions. Our main source of direct and indirect GHG emissions from our own activities is attributed to the power and natural gas used by our facilities, which accounts for approximately 70% of total emissions from our own activities. As such, the energy efficiency of our buildings is a key focus of our emissions-reduction activities. A secondary source of our GHG emissions is our truck and car fleet, and part of our emissions is due to corporate travel and the lifecycle impact of our landfilled waste. We have implemented policies and technology to reduce the emissions impact of our fleet, which included evaluation of alternative fuel sources and an assessment of electric vehicle integration into our truck and sales fleet.
We have a goal to reduce absolute direct and certain indirect GHG emissions by 30% from a 2021 baseline by 2030.
Climate Impact. Wesco aligns with the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. We annually review environmental programs, policies, and data, including energy consumption and GHG emissions to identify and assess climate-related risks. The Board of Directors oversees the integration of ESG principles throughout our enterprise. This includes oversight of enterprise risk. Our Board of Directors receives regular updates and ongoing information on significant risks and risk mitigation plans. Our ESG management team also reports to the Board of Directors annually on the status of our ESG programs and progress on achieving sustainability goals. We have identified climate-related opportunities that include expanding our offering of energy-efficient and renewable energy products. As attention and interest grow for climate mitigation solutions, we believe that Wesco is well positioned to expand our business in these energy efficiency and renewable energy technologies and projects.
Waste. Our top three waste streams are cardboard, wood pallets and reels, and plastic. We strive to reduce these waste streams by applying Lean principles and identifying opportunities for reuse and recycling. We have developed regional relationships with recycling vendors that recycle non-traditional waste streams, specifically metal and wood.
We have a goal to reduce landfill waste intensity by 15% across our U.S. and Canadian locations from a 2020 baseline by 2030.
Water. As a distributor and supply chain solutions provider, we are not a major consumer of water. Our facilities primarily use water for sanitation, cleaning, and irrigation purposes. We track water usage at our locations and use the data to identify unusual consumption patterns that could indicate undetected leaks or excessive usage that requires intervention.
Intellectual Property
We work to protect our intellectual property through a combination of trademarks, patents and trade secrets, applicable intellectual property laws, confidentiality procedures and contractual provisions. We currently have trademarks, patents and service marks registered with the U.S. Patent and Trademark Office and in various other countries. The “Wesco” and “Anixter” trademarks and service marks are registered in the U.S. and various foreign jurisdictions, and the “EECOL” service mark is registered in Canada. The trademarks and service marks filed in the U.S. include, among others: “Wesco®” and our corporate logo. We have also applied to register international trademarks, patents, and service mark applications in various foreign jurisdictions. While our patents have value, none is so essential that its loss would materially affect our business.

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

Executive Officers
Our executive officers and their respective ages and positions as of February 20, 2024 are set forth below.

Name	Age	Position
John J. Engel	62	Chairman, President and Chief Executive Officer
David S. Schulz	58	Executive Vice President and Chief Financial Officer
James F. Cameron	58	Executive Vice President and General Manager, Utility & Broadband Solutions
William C. Geary, II	53	Executive Vice President and General Manager, Communications & Security Solutions
Akash Khurana	50	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	57	Executive Vice President and General Counsel
Hemant Porwal	50	Executive Vice President, Supply Chain and Operations
Nelson J. Squires III	62	Executive Vice President and General Manager, Electrical & Electronic Solutions
Christine A. Wolf	63	Executive Vice President and Chief Human Resources Officer
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
James F. Cameron has served as our Executive Vice President and General Manager of the Utility & Broadband Solutions division since June 2020 and from January 2014 to June 2020 as Vice President and General Manager, Utility and Broadband Group and as Regional Vice President of the utility business from 2011 to 2013. Prior to joining Wesco in 2011, Mr. Cameron served as Senior Vice President of the Utility Group, and Vice President of Marketing & Operations with Irby, a Sonepar Company. Earlier in his career, Mr. Cameron held various positions with Hubbell Power Systems, Thomas & Betts and the ABB Power T&D Company.
William C. Geary, II has served as our Executive Vice President and General Manager of the Communications & Security Solutions division since June 2020. Prior to the merger with Anixter in 2020, Mr. Geary served as Executive Vice President - Network & Security Solutions of Anixter International Inc. from July 2017 to June 2020 and Senior Vice President - Global Markets - Network & Security Solutions from January 2017 to June 2017. Previously, Mr. Geary served 22 years and held a variety of senior management roles at Accu-Tech Corporation, a wholly owned subsidiary of Anixter.
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
Diane E. Lazzaris has served as our Executive Vice President and General Counsel since June 2020 and also as Corporate Secretary from February 2021 to December 2023. She served as our Senior Vice President and General Counsel from 2014 to June 2020, and as our Vice President, Legal Affairs from 2010 to December 2013. From 2008 to 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., including Group Counsel to a group of global businesses.

Hemant Porwal has served as our Executive Vice President, Supply Chain and Operations division since June 2020, and from January 2015 to June 2020 as Vice President of Global Supply Chain and Operations. Before joining Wesco, Mr. Porwal served as Vice President at Sears Holding Corporation, leading their global procurement function since 2011, and PepsiCo where he held roles with increasing responsibilities in Operations, Supply Chain, Procurement and Finance.
Nelson J. Squires III has served as our Executive Vice President and General Manager of the Electrical & Electronic Solutions division since June 2020, and from October 2019 to June 2020 he served as our Senior Vice President and Chief Operating Officer. From January 2018 to September 2019, he served as Group Vice President and General Manager of Wesco Canada/International/WIS and as Group Vice President and General Manager of Wesco Canada from August 2015 to January 2018. From 2010 to July 2015, he was Vice President and General Manager, North America Merchant Gases and President, Air Products Canada of Air Products and Chemicals, Inc. He has also served in regional and general management positions, as director of investor relations, and in various sales positions at Air Products. Earlier in his career, he was a Captain in the U.S. Army.
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
The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict. The Russia-Ukraine and Middle East conflicts, and resulting international responses, have contributed to further volatility and uncertainty in the global financial and commodities markets, resulting in fluctuations in oil and commodity prices. There can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from the Russia-Ukraine or Middle East conflicts, changes in the creditworthiness of the U.S. or any government, changes to economic or trade policies, sanctions, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
Our global operations expose us to political, economic, legal, currency and other risks.
We operate a network of nearly 800 branches, warehouses and sales offices with operations in approximately 50 countries. Approximately one-third of our employee population are non-U.S. employees. We derive approximately 26% of our revenues from sales outside of the U.S. As a result, we are subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions.
Operating in the global marketplace exposes us to a number of risks including:
•geopolitical and security issues, including armed conflict and civil or military unrest (such as the evolving Russia-Ukraine and Middle East conflicts), political instability, terrorist activity and human rights concerns;
•natural disasters (including as a result of climate change) and public health crises (including pandemics such as COVID-19), and other catastrophic events;
•global supply chain disruptions and large-scale outages or inefficient provision of services from utilities, transportation, data hosting, or telecommunications providers;
•abrupt changes in government policies, laws, regulations or treaties, including imposition of export, import, or doing-business regulations, trade sanctions, embargoes or other trade restrictions (such as sanctions and other restrictions imposed against Russia in response to the Russia-Ukraine conflict, as well as those against China to mitigate the potential U.S. national security concerns related to critical infrastructure and technology);
•tax or tariff increases;
•government restrictions on, or nationalization of, our operations in any country;

•changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;
•monetary policy of the countries where we operate and related currency exchange rate fluctuations;
•challenges in protecting our IP rights in certain countries;
•local business and cultural factors that differ from our current standards and practices;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad; and
•other social, political and economic instability, including recessions and other economic crises in other regions.
In response to the Russia-Ukraine conflict, the United States, the European Union and other governments throughout the world imposed broad economic sanctions and other restrictions against Russia and Russian interests. In October 2023, Hamas militants attacked Israel, leading Israel to respond with air strikes and a major ground operation in Gaza. To the extent the Russia-Ukraine and Middle East conflicts escalate or are further prolonged, it may have the effect of heightening many of the risks described above or elsewhere in these risk factors.
Our business and operations have been and may continue to be adversely affected by the COVID-19 pandemic, and the duration and extent to which COVID variants or other pandemics will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price remains uncertain.
The global COVID-19 pandemic created significant disruption to the broader economies, financial markets, workforces, business environment and supply chains, as well as to our suppliers and customers. Beginning in 2020, the pandemic caused significant disruptions to our business due to, among other things, disruptions to our suppliers and global supply chain, labor shortages, transportation disruptions, travel restrictions, the impact on our customers and their demand for our products and services and ability to pay for them, as well as temporary closures of facilities. Some of the actions we have taken in response to the COVID-19 pandemic, such as implementing remote working arrangements, may also create increased vulnerability to cybersecurity incidents and other risks. Remote working arrangements and the decrease in commercial office occupancy rates may adversely affect sectors of the economy or the bank or financial markets, which may affect our customers or lenders, or may increase market volatility. The full extent to which new COVID variants or new pandemics may impact our business, results of operations, and financial condition depends on many evolving factors and future developments for which there remains significant uncertainty; the availability, effectiveness and public acceptance of treatments or vaccines (including boosters); the impact of the imposition of governmental actions; and the impact of pandemics on the global supply chain and the broader economy and capital markets, as well as the matters noted above. In addition, COVID variants and other pandemics may adversely affect many of our suppliers’ and customers' businesses and operations, including the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments, and our customers’ demand for our products and services and the ability to pay for them, all of which could adversely affect our sales and results of operations.
We may not be able to appropriately respond to or manage the impact of these events, and any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price.
We are subject to various laws and regulations globally and any failure to comply could adversely affect our business.
We are subject to a broad range of laws and regulations in the jurisdictions where we operate globally, including, among others, those relating to data privacy and protection, cyber security, import and export requirements, anti-bribery and corruption, product compliance, supplier regulations regarding the sources of supplies or products, sustainability and environmental protection, health and safety requirements, intellectual property, foreign exchange controls and cash repatriation restrictions, labor and employment, human rights, e-commerce, advertising and marketing, anti-competition, artificial intelligence and tax. Compliance with these domestic and foreign laws, regulations and requirements may be burdensome, increasing our cost of compliance and doing business. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to our governmental contracts. Although we have implemented policies and procedures designed to facilitate compliance with various laws, we cannot assure you that our employees, contractors, or agents will not violate such laws and regulations, or our policies and procedures. Any such violations could result in the imposition of fines and penalties, damage to our reputation, and, in the case of laws and regulations relating to governmental contracts, the loss of those contracts.
Fluctuations in foreign currency have an effect on our results from operations.
The results of certain of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years (particularly the Argentine Peso and the Egyptian Pound), and may continue to do so in the future. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the U.S. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may also affect the comparability of our results between financial periods.
Risks Related to Our Strategic Initiatives and Acquisitions
Expansion into new business activities, industries, product lines or geographic areas could subject the Company to increased costs and risks and may not achieve the intended results.
We have invested significantly in expanding our digital solutions and digitalization initiatives, including but not limited to, e-commerce capabilities, enhancing the online customer experience, software as a service (SaaS), internet of things (IoT) technology, electrification, automation, grid modernization, security, smart building technology and advisory services. If our efforts to expand our digital and service capabilities are not successful, we may not realize the return on our investments as anticipated, or our operating results could be adversely affected by slower than expected sales growth or additional costs. Furthermore, engaging in or significantly expanding business activities in product sourcing, sales and services could subject the Company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.
Our strategic and operational initiatives, including our digital transformation initiatives, are subject to various risks and uncertainties, and we may be unable to implement the initiatives successfully.
We are engaged in a number of strategic and operational initiatives, including our digital transformation initiatives, designed to optimize costs and improve operational efficiency. Our ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all.
We may not be able to fully realize the anticipated benefits and cost savings of mergers and acquisitions.
In 2020, we completed our merger with Anixter and in 2022, we completed the acquisition of Rahi Systems. We consider and may pursue other acquisitions on an on-going basis. The success of these and future acquisitions, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process of an acquired business could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the transaction.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with recent acquisitions and related integration activities. This includes transaction fees and expenses related to formulating and implementing integration plans, including facilities, systems consolidation and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the acquired companies’ businesses. Although we anticipate that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
If we experience difficulties with the integration process, the anticipated benefits of recent or future mergers or acquisitions may not be realized or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period.
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
We operate a number of facilities and we coordinate company activities, including information technology systems, administrative services, and similar systems, through our headquarters operations. We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products, providing service to customers, maintaining customer and supplier information, and compiling financial results. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both man-made and natural disasters (including those as a result of climate change), as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Further, many of the products and services we provide to customers rely on information technology to transmit and store data in Company, cloud-based and third-party systems. Even where Company-managed information systems remain fully operational, a failure by a third-party's systems or procedures could have negative effects on our operations. Any significant or prolonged unavailability or failure of critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers and suppliers in a timely manner, and other harmful effects on our business operations, which could negatively affect our financial results.
We may not be able to realize the anticipated benefits and cost savings of our digital transformation initiatives or enhancing existing, and deploying new, technology, digital products and information systems in our operations.
We are executing our digital transformation strategy and seek to continually enhance existing and deploy new technology, digital products and information systems as a part of our technology-enablement strategy. Such changes could fail to realize anticipated benefits, create new liability or disrupt our existing information systems or other aspects of our operations. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. Efforts to align portions of our business on common enterprise platforms, systems and processes could result in unforeseen interruptions, increased costs or liability, and other negative effects. Sales enablement initiatives that improve data analytics and automate, optimize, digitize or outsource tasks could result in unforeseen consequences, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses, therefore impacting our results of operations. Additionally, exploring and deploying use cases for artificial intelligence, generative artificial intelligence and large language models to empower our employees and streamline our operations may introduce new risks such as biased output, inaccurate output, security vulnerabilities and increased stakeholder or regulatory scrutiny, which could impact the integrity of our business processes, expose us to litigation or fines, or erode the trust of our stakeholders. If our technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, or if the controls placed over the use of new and existing technology prove inadequate, it could result in a competitive disadvantage or adversely affect our business operations, reputation or financial condition.
Our business depends on cloud-based services operated by various third-party service providers, and any disruption in or interference with our use of these services could have adverse effects on our business, operational results, and financial condition.
We rely heavily on cloud-based services, systems and networks operated or supported by various third-party service providers to operate critical business systems, to process, transmit and store information, and to conduct our business activities and transactions with employees, customers, vendors and other third parties. Our utilization of these cloud-based services and systems will increase as we continue to implement our digital transformation initiatives. This reliance makes us vulnerable to service malfunctions, interruptions, or outages caused by technical failures, natural disasters, or cybersecurity and other security breaches. Such disruptions can adversely impact our operations as well as our ability to serve our customers, diminishing customer satisfaction and potentially damaging our business reputation. Moreover, we have limited control over these third-party providers and the need to manage multiple external service providers increases operational complexity. If any of our cloud service providers do not perform effectively, or if we fail to adequately monitor their performance (including their failure to comply with service-level agreements or regulatory requirements), we could incur additional expenses to remediate errors made by such providers, or could be subject to litigation, claims or regulatory investigations and actions. In addition, our third-party service providers might unilaterally discontinue or limit our access to services, increase pricing, alter service terms, or seek to terminate their contractual relationship with us, negatively affecting our operations. The failure to maintain our relationships or renew our contracts with cloud service providers on commercially favorable terms could pose serious challenges to our business. Although we could seek alternative providers, we may incur significant costs in connection with the transition or experience operational disruptions. In light of these factors, the cumulative impact of such issues, whether service disruptions, regulatory challenges, litigation or remediation costs, reputational harm, or cost escalations, could pose substantial risks to our operational efficiency and our ability to meet our strategic objectives, thereby potentially leading to material adverse effects on our overall business performance and financial results.
We may experience a failure in or breach of our information security systems, or those of our third-party product suppliers or service providers, as a result of cyber-attacks or information security breaches.
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, ransomware, worms or other malicious software programs that seek to gain to access our systems and networks, or those of our third-party service providers. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Information technology security threats to our systems, networks and data have dramatically increased in recent years due to the proliferation of new technologies and the increased sophistication and activities of perpetrators. We have seen, and will continue to see, industry-wide vulnerabilities, which could cause widespread disruptions to our or other parties' systems. In addition, the risk of retaliatory cyber-attacks has increased as a result of geopolitical conflicts, including the Middle East and Russia-Ukraine conflicts. These threats and vulnerabilities pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our proprietary and confidential information.
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
In addition, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving and additional laws and regulations regarding artificial intelligence are being considered and implemented. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our brand, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation losses, third-party damages and other liabilities.
We could incur significant and unexpected costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.
We rely on certain trademarks, patents, trade secrets, copyrights, and other intellectual property, and are continuing to develop intellectual property in connection with the digital transformation of our business and operations. We cannot be certain that others have not or will not infringe upon our intellectual property, or that in-house or third-party solutions, including the output of large language models, will not potentially infringe upon the intellectual property rights of others. Intellectual property litigation could be costly and time consuming, and we could incur significant legal expenses pursuing these claims against others. From time to time, we may receive notices from third parties that allege intellectual property infringement. Any dispute or litigation involving intellectual property could be costly and time-consuming due to its complexity and uncertainty. Our intellectual property portfolio may not be useful in asserting a counterclaim or negotiating a license in response to a claim of infringement or misappropriation. In addition, as a result of such claims, we may lose our rights to utilize critical technology or may be required to pay substantial damages or license fees with respect to infringed rights or be required to redesign or restructure our products or services at a substantial cost, any of which could negatively impact our operating results.

Risks Related to Our Industry, Markets and Business Operations
Loss of key suppliers could decrease sales, profit margins and earnings.
Most of our agreements with suppliers are terminable by either party on 60 days' notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2023 accounted for approximately 27% of our purchases by dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier's change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier's operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed which could materially affect our supply chain, increase our costs or disrupt our ability to deliver products to our customers in a timely and cost-effective manner.
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
Since the start of the COVID-19 pandemic, our industry and the broader economy experienced supply chain challenges, including shortages in raw materials and components, labor shortages and transportation constraints, leading to product delays, backlogged orders, increased transportation cost and longer lead times. In 2023, we saw varying degrees of supply chain improvements, with manufacturers adjusting their production footprints through diversification, reshoring, nearshoring and other strategies designed at mitigating supply chain risks, alongside continued volatility in the availability of certain raw materials, components and products. While we continue to aggressively and proactively manage supply chain developments, we have experienced, and may continue to experience, some delays in receiving products from our suppliers. We cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Any product shortages and delays could impair our ability to make scheduled deliveries to our customers in a timely manner and cause us to be at a competitive disadvantage.
Product shortages and delays in deliveries, along with other factors such as price inflation and higher transportation costs, could result in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. Supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, for example if the Russia-Ukraine, Middle East and other geopolitical conflicts escalate or are further prolonged, which would have an adverse impact on our business and results of operations.
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
Some of our products, such as wire and conduit, are commodity price based products and may be subject to significant price fluctuations which are beyond our control. Recently, we have experienced fluctuations in commodity costs, as well as in the costs of raw materials and components generally, as a result of global economic conditions and other trends. Increases in these costs could erode our profit margin and negatively impact our results of operations to the extent we are unable to successfully mitigate and offset the impact of these costs. While increases in the cost of energy or products could have adverse effects, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our profit margin to deteriorate. Fluctuations in energy or raw materials costs can also adversely affect our customers.

Challenges in managing working capital and inventory in response to evolving customer demands, supply chain disruptions, and market fluctuations could significantly impact our cash flow, profit margins, and overall business performance.
Our ability to manage our working capital, including our inventory position, as well as efficiently managing our receivables and payables, is important to the successful operation of our business and resulting cash flow, and if we do not manage our working capital adequately, it can affect our cash flows, results of operations, and financial performance. Evolving customer demand patterns and supply chain disruptions may require rapid adjustments in inventory management strategies. Additionally, our business may continue to adjust the proportion of direct ship sales versus stock sales. An increase in direct ship sales could negatively impact product margins and other financial metrics, while an increase in stock sales could negatively impact inventory carrying costs and free cash flow, either of which could have a negative impact on our business and financial performance. Furthermore, fluctuations in foreign exchange rates, particularly in international markets, combined with varying interest rates, can significantly affect the cost of inventory, the value of receivables, and the cost of debt, thereby impacting our working capital efficiency, ability to fund growth initiatives and overall financial stability.
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
Disruptions to our logistics capability, or our failure to effectively manage supply chain logistics during periods of disruption, may have an adverse impact on our operations.
Our global logistics services are operated through distribution centers around the world. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Disruptions to our logistics capability or supply chain may have an adverse impact on ability to serve our customers, based on factors such as a lack of depth and breadth in the suppliers we do business with, failure to utilize and optimize warehouse space availability in key markets, failure to achieve network optimization and last mile solutions, and failure to improve our supply chain resiliency through technological improvements.
Although we have reviewed and analyzed a broad range of risks applicable to our business, the risks that most significantly affect us may not be those that we have concluded are most likely to occur. Furthermore, although our reviews have led to more systematic business continuity and contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that we may encounter.

We also depend on transportation service providers for the delivery of products to our customers. Any significant interruption or disruption in service at one or more of our distribution centers due to severe weather or natural disasters (including as a result of climate change), information technology upgrades, operating issues, disruptions to our transportation network, public heath crises, pandemics, or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, increase transportation costs, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations.
Our reliance on third-party service providers for outsourced functions could negatively impact our reputation, operations or financial results.
We engage third-party suppliers for various outsourced services. This approach aims to enhance efficiency and generate cost savings. However, it also increases our operational complexity and reduces our direct control over these functions. Dependence on these providers subjects us to risks such as inadequate service levels, untimely support, non-compliance with legal requirements and industry standards, and potential disruptions if these relationships are terminated or not renewed. These factors could lead to missed deadlines, reputational harm, or challenges in adapting to regulatory or market changes. In the event of substandard performance by our service providers, or if we are unable to promptly replace them with competent alternatives, our business, reputation, and financial condition could be adversely affected. We may consider outsourcing additional functions in the future, further heightening these risks.
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
Customers, suppliers, employees, community partners, shareholders and regulatory agencies in various jurisdictions globally are increasingly requesting disclosure and action relating to ESG objectives and performance. We commit time and resources to ESG efforts, consistent with our corporate values and in ways designed to strengthen our business, including programs focused on sustainability, corporate responsibility, human rights, ethics, diversity and inclusion. Our failure to execute our ESG programs and objectives as planned, or in accordance with the evolving expectations of various stakeholders or regulators in the United States, Europe and globally, could adversely affect the Company’s reputation, business and financial performance. For example, an isolated incident of non-compliance, underperformance or inaccuracy in reporting, the aggregate effect of individually insignificant incidents or the failures of suppliers in our supply chain, can erode trust and confidence in the Company and our brand and adversely affect our business and financial performance, particularly if such events result in adverse publicity, governmental investigations or litigation.
Simultaneously, increased expectations and regulations around ESG reporting and performance may result in higher operating expenses, capital expenditures and costs of goods sold (including those related to deploying low-carbon technologies, expanding our electric vehicle fleet, strengthening ESG monitoring and reporting programs, calculating and disclosing different scopes of greenhouse gas emissions in the manner and timeline expected by regulators and other stakeholders, enhancing supply chain transparency programs, transitioning suppliers due to their ESG programs, other costs to pursue our ESG goals or supplier price increases as manufacturers and services providers accommodate their own ESG-related expenses), which could reduce our profitability and cash flow. Additionally, certain customers may set net-zero emissions targets, and we could face pressure from such customers to further reduce emissions to assist them in the achievement of such targets or risk the loss of their business, which could result in increased costs or decreased revenue and may adversely impact financial performance.

Risks Related to Tax Matters
Changes in tax laws or challenges to the Company's tax positions by taxing authorities could adversely impact the Company's results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders' equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We cannot anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular in the U.S. and Canada, jurisdictions which account for most of our income before taxes, can have a material adverse effect on our results of operations.
The Organization for Economic Cooperation and Development (the “OECD”) issued proposed rules to address the tax challenges arising from the digitalization of the global economy. The so-called two-pillar solution is intended to implement rules addressing 1) nexus and profit allocation in cases where businesses profit from markets in other countries while paying little to no tax in those countries under the current physical presence-based global tax system, 2) standardized intercompany pricing for routine marketing and distribution activities, and 3) a global minimum tax as a catch-all to address residual base erosion and profit shifting. Each of the OECD’s member states must enact domestic legislation implementing the OECD’s proposed rules for them to become law, which a number of jurisdictions either did during 2023 or are expected to do in 2024. The Company is evaluating the impact of the guidance released by the OECD and proposed and enacted domestic legislation in relevant member states, as well as information released by the Financial Accounting Standards Board, to determine the effect on the Company. While a comprehensive analysis of the proposed and enacted domestic legislation and OECD proposals is still being conducted, the Company’s preliminary conclusions are that the current proposed and enacted rules are not likely to have a material impact on the Company’s worldwide tax expense but are likely to create significant compliance obligations.
Finally, the tax laws to which the Company is subject are inherently complex and ambiguous. Therefore, we must interpret the applicable laws and make subjective judgments about the expected outcome upon challenge by the applicable taxing authorities. As a result, the impact on our results from operations of the application of enacted tax laws to our facts and circumstances is sometimes uncertain. If a tax authority successfully challenges our interpretation and application of the tax law to our facts and circumstances, there can be no assurance that we can accurately predict the outcome and the taxes ultimately owed upon effective settlement, which may differ from the tax expense recognized in our Consolidated Statements of Income and Comprehensive Income and accrued in our Consolidated Balance Sheets. Additionally, if we cannot meet liquidity requirements in the U.S., we may have to repatriate funds from overseas to meet these liabilities, which would result in additional income taxes being incurred on the amount repatriated.
Risks Related to Our Indebtedness and Capital Structure
Our outstanding indebtedness requires debt service commitments that could adversely affect our ability to fulfill our obligations and could limit our growth and impose restrictions on our business, and fluctuations in interest rates could affect the cost of our indebtedness.
In 2020, we incurred significant additional indebtedness to finance the merger with Anixter. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2023, excluding debt discount and debt issuance costs, we had $5.4 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
Our debt service obligations impact our ability to operate and grow our business. Our payments of principal and interest on our indebtedness reduce the amount of funds available to us to invest in operations, future business opportunities, acquisitions, and other potentially beneficial activities. Our debt service obligations also reduce our flexibility to adjust to changing market conditions and may increase our vulnerability to adverse economic, political, financial market and industry conditions. A portion of our indebtedness, including amounts outstanding under our accounts receivable securitization and revolving credit facilities, bears interest at variable rates. In the future, we may also incur additional indebtedness that bears interest at variable rates. In a rising interest rate environment, or one in which interest rates may be affected by market disruptions, the interest expense on our variable rate borrowings will increase. Our ability to service and refinance our indebtedness, make scheduled payments on our operating leases, fund capital expenditures, acquisitions or other business opportunities, repurchase shares, and pay dividends will depend in large part on both our future performance and the availability of additional financing in the future, as well as prevailing interest rates and other market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.
There can be no assurance that our business will continue to generate sufficient cash flows from operations in the future to service our debt, make necessary capital expenditures, or meet other cash needs. If the financial performance of the Company does not meet current expectations, then our ability to service or repay our indebtedness may be adversely impacted. If unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets, or obtain additional financing. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing these obligations.
Our debt agreements contain restrictive covenants that may limit our ability to operate our business.
Our credit facilities and our other debt agreements contain various covenants that restrict or limit our ability to, among other things:
•incur additional indebtedness or create liens on assets;
•engage in mergers, acquisitions or consolidations;
•make loans or other investments;
•transfer, lease or dispose of assets outside the ordinary course of business;
•pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt; and
•engage in affiliate transactions.
In addition, certain of these debt agreements contain financial covenants that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing certain of our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the Liquidity and Capital Resources section in Item 7, “Management's Discussion and Analysis” for further details.
General Risk Factors
We are subject to costs and risks associated with global laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.
The global legal and regulatory environment is complex and exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the future. They include laws and regulations covering taxation, trade, import and export, labor and employment (including wage and hour), product safety, product labeling, occupational safety and health, data privacy, data protection, intellectual property, artificial intelligence, and sustainability and environmental matters (including those relating to global climate change and its impact). We are also subject to securities and exchange laws and regulations and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations. Proposed laws and regulations in these and other areas could affect the cost of our business operations.
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
Our success depends on hiring, retaining and motivating our employees, including executive, managerial, sales, technical, operations, marketing and support personnel. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or adversely affect our business, its sales and operating results. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, increasing levels of retirement, the possibility of a shrinking workforce in various regions globally, which may also result in increased employee benefit or other costs or the loss of significant customer business, proprietary information, or tacit knowledge, which could negatively impact our operational efficiency, innovation capabilities, and customer relationships. Furthermore, inadequate talent management and succession planning, along with potential challenges in adapting to evolving workplace trends and expectations, could hinder our ability to respond to market changes and maintain a competitive edge, which could lead to decreased productivity, reduced market share, and ultimately, a decline in financial performance.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Information security and protection of our data is important to Wesco, our customers and suppliers. We take a comprehensive, multi-layered approach to securing our data and business systems from attack, compromise or loss. This includes the combination of leading technologies, physical and organizational safeguards, including a robust suite of security policies and procedures. We have a dedicated 24 hours per day/seven days per week Cybersecurity Operations team, with a third-party service provider, monitoring our environment for signs of attack and responding in real-time.
The implementation of a multi-layer and multi-provider portfolio of technologies is designed to deliver overlapping coverage against today’s cybersecurity threats with a strong defensive and response driven security posture. We evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as appropriate to preserve a secure state. Additionally, Wesco has a comprehensive third-party risk management program to evaluate partners prior to onboarding, throughout the life of the relationship, and through the close out of the relationship. This program is designed to ensure our third-party partners adhere to Wesco’s security policies and expectations as the threat landscape evolves and the relation between the organization changes. Wesco’s cybersecurity programs are reviewed as part of our information security management system (“ISMS”) by external, independent third parties and in 2022, we achieved ISO 27001 certification for our ISMS. We conduct mandatory information security awareness training for our employees at least annually and enhanced training for specialized personnel. We have instituted regular attack or malicious activity simulations for employees to enhance awareness and responsiveness to such possible threats, and we also employ third parties to perform penetration and vulnerability tests.
While we focus on prevention and detection, we have response and recovery plans in place, as well as service agreements and partner engagements should there be a need for us to respond to an attack. We have adopted a cybersecurity incident response plan that provides direction and a defined approach for preparing for, identifying and responding to cybersecurity incidents that may pose a potential threat to our information systems, networks and data. The plan defines the roles and responsibilities of our IT and security teams and other functional teams that comprise the cybersecurity incident response team, as well as provides controls and procedures for timely and accurate reporting of material cybersecurity incidents. Significant cybersecurity incidents are reviewed by a cross-functional team to determine whether further escalation is appropriate. Any incident that potentially is, or may become, material is reported to senior management for materiality and disclosure determinations. We also maintain cyber liability insurance coverage. While we did not experience any material data breaches in 2023 and no risks from cybersecurity threats have materially impacted or are reasonably likely to materially impact the Company’s business strategy, operations, or financial condition, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Governance
To more effectively prevent, detect and respond to information security threats, we have a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes. The CISO, with over 30 years of technology experience, has been in this role with Wesco since 2020, has a total of eight years of experience serving in the role of Chief Information Security Officer, and has twelve years of experience dedicated to cybersecurity. The CISO reports to our Executive Vice President, Chief Information and Digital Officer (“CIDO”), who reports directly to our Chief Executive Officer. The CISO and CIDO regularly review cybersecurity matters with our Chief Executive Officer and other members of our senior management, including cybersecurity risks and threats and the status of our cybersecurity incident response plan and related processes relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. As part of its oversight responsibility of cybersecurity risk and the overall enterprise risk management process, the Audit Committee of our Board of Directors meets at least quarterly with our CISO, CIDO, and other senior leaders to receive updates on cybersecurity risks and threats (and should they arise, any material incidents), the status of initiatives to strengthen our information security systems, management's assessments of our security program, and compliance with disclosure requirements. The Audit Committee and senior management report any findings and recommendations, as appropriate to the full Board of Directors for consideration. Wesco’s cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior leadership and the Board of Directors. We also actively engage with strategic partners, industry groups, and intelligence and law enforcement to better understand macro trends and significant risk concerns to better inform and enhance our cybersecurity policies and procedures.
Item 2. Properties.
We operate a network of approximately 625 branches and warehouse locations that hold inventory, and approximately 140 sales offices, with operations in approximately 50 countries throughout the world. This includes 54 facilities with square footage between 100,000 and 500,000 that operate as regional distribution centers or large branch locations, of which 42 are located in the U.S., eight in Canada, two in Europe and two in South America. Approximately 8% of our facilities are owned, and the remainder are leased.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder, and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC”. As of February 16, 2024, there were 50,953,600 shares of common stock outstanding held by approximately 860 holders of record.
We began paying a quarterly cash dividend on our common stock starting in the first quarter of 2023. During each of the quarters in the fiscal year ended December 31, 2023, we paid a quarterly cash dividend of $0.375 per common share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend on an evaluation of a number of factors, including our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants contained in our debt agreements, and other factors deemed relevant by our Board of Directors.
As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, the terms of the Revolving Credit Facility, as well as the indentures governing the 7.125% Senior Notes due 2025 and 7.250% Senior Notes due 2028 contain various restrictive covenants that limit the amount of dividends and common stock repurchases that can be made. We were in compliance with these conditions in 2023 and expect to be in 2024.
Issuer Purchases of Equity Securities.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
October 1, 2023 - October 31, 2023	57	$143.52	—	$938.9
November 1, 2023 - November 30, 2023	178,886	$139.75	178,886	$913.9
December 1, 2023 - December 31, 2023	1,325	$174.90	—	$913.9
Total	180,268	$140.01	178,886
(1)    There were 1,382 shares purchased during the quarterly period ended December 31, 2023 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights, and vesting of restricted stock units and performance-based awards.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company's common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended December 31, 2023, the Company entered into spot repurchase transactions through a broker to purchase 178,886 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility.

Company Performance. The following stock price performance graph illustrates the five-year cumulative total return on an investment in Wesco International, a 2023 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2018 to December 31, 2023, and assumes that the value for each investment was $100 on December 31, 2018, and that all dividends were reinvested.

Wesco International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$400
$350
$300
$250
$200
$150
$100
$50
$0

	2018	2019	2020	2021	2022	2023
Wesco Intl Inc.	$100.00	$123.73	$163.54	$274.15	$260.83	$365.66
Performance Peer Group	$100.00	$133.56	$164.04	$226.82	$219.72	$306.99
Russell 2000	$100.00	$125.52	$150.57	$172.89	$137.55	$160.84

2023 Performance Peer Group:
Applied Industrial Technologies, Inc.	Fastenal Company	Rexel SA
Arrow Electronics, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group Inc.	MRC Global, Inc.
Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
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
In the first quarter of the fiscal year ended December 31, 2023, we changed our presentation in tables from thousands to millions. Certain amounts as of and for the year ended December 31, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations may not foot or recalculate due to rounding.
Company Overview
Wesco, headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
We employ approximately 20,000 people, maintain relationships with more than 50,000 suppliers, and serve nearly 150,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, educational institutions, telecommunications providers, and utilities. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate nearly 800 branches, warehouses and sales offices in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
In 2021, we established a new corporate brand strategy to adopt a single, master brand architecture. This initiative reflects our corporate integration strategy and simplifies engagement for our customers and suppliers. In 2022, we launched the master brand identity in North America and began migrating certain legacy sub-brands to the master brand architecture, a process that will continue for the next several years. In 2023, we launched the Wesco Anixter go-to-market brand in all markets outside of the U.S. and Canada, as part of our master brand deployment strategy. Due to the strength of its recognition with customers and suppliers, we will continue to use the Anixter brand name globally for the foreseeable future.
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
Overall Financial Performance
Our financial results for 2023 compared to 2022 reflect single-digit sales growth driven by the benefits of price inflation, increased scale, and secular demand trends. These impacts were partially offset by volume declines in certain businesses, as well as slight margin contraction, and higher payroll and payroll-related expenses, costs to operate our facilities, along with expenses associated with our digital transformation initiatives.
Net sales for 2023 increased $965.1 million, or 4.5%, over the prior year. The increase reflects the estimated impact of changes in price of approximately 3% and the favorable impact of 2.1% from the acquisition of Rahi Systems Holdings, Inc. (“Rahi Systems”), which closed in November of 2022. These positive factors were partially offset by the negative impacts of fluctuations in foreign exchange rates of 0.4% and the number of workdays of 0.4%. Volume growth did not have a material impact on the year-over-year increase in organic sales. Cost of goods sold as a percentage of net sales was 78.4% and 78.2% for 2023 and 2022, respectively. The unfavorable increase of 20 basis points reflects lower supplier volume rebates and a shift in sales mix, partially offset by our continued focus on a strategy of pricing products and services to realize the value that we provide to our customers as a result of our broad portfolio of product and service offerings, global footprint and capabilities (“value-driven pricing”).
Income from operations was $1,406.4 million for 2023, compared to $1,438.1 million for 2022, a decrease of $31.7 million, or 2.2%. Income from operations as a percentage of net sales was 6.3% for the current year, compared to 6.7% for the prior year. Income from operations for 2023 includes merger-related and integration costs of $55.4 million, restructuring costs of $16.7 million, and accelerated trademark amortization expense of $1.6 million. Adjusted for these items, income from operations was 6.6% of net sales in 2023. For 2022, income from operations was 7.1% of net sales, as adjusted for merger-related and integration costs of $67.4 million and accelerated trademark amortization expense of $9.8 million. For 2023, income from operations declined compared to the prior year due to higher cost of goods sold as a percentage of net sales, higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition, as well as an increase in volume-related costs such as commissions and marketing costs. The costs to operate our facilities also unfavorably affected income from operations. In addition, digital transformation initiatives contributed to higher expenses in 2023. These negative factors were partially offset by sales growth as well as the realization of integration synergies and a reduction to incentive compensation expense.
Earnings per diluted share for 2023 was $13.54, based on 52.3 million diluted shares, compared to $15.33 for 2022, based on 52.4 million diluted shares, a decrease of 11.7%. Adjusted for merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, net pension settlement cost, and the related income tax effects, earnings per diluted share for 2023 was $14.60. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, earnings per diluted share for 2022 was $16.42. Adjusted earnings per diluted share decreased 11.1% year-over-year.
Our industry and the broader economy have experienced supply chain challenges, including product delays and backlogged orders, shortages in raw materials and components, labor shortages, transportation challenges, and higher costs. We have aggressively responded to these supply chain issues which have largely improved and progressively become manageable throughout 2023.
Cash Flow
Operating cash flow for 2023 was $493.2 million. Net cash provided by operating activities included net income of $766.1 million and non-cash adjustments to net income totaling $235.8 million, which primarily consisted of depreciation and amortization of $181.3 million, stock-based compensation expense of $48.1 million, amortization of debt discount and debt issuance costs of $14.8 million, and deferred income taxes of $7.9 million. Operating cash flow was negatively impacted by net changes in assets and liabilities of $508.7 million, which primarily consisted of a decrease in accounts payable of $319.7 million, mainly due to a reduction in inventory purchases in the fourth quarter, and an increase in inventories of $68.4 million. Inventories grew at a slower rate than sales, as supply chain lead times have normalized. These cash usage factors were partially offset by cash inflow from a decrease in trade accounts receivable of $52.2 million. Additionally, the payment of management incentive compensation earned in 2022 resulted in a cash outflow of approximately $153.9 million in 2023, which was partially offset by the accrual of management incentive compensation earned in the current year.
Investing activities primarily included $92.3 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities primarily consisted of net repayments of $70.3 million related to our revolving credit facility (the “Revolving Credit Facility”) and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023, which matured on March 1, 2023, partially offset by net borrowings of $15.0 million related to our accounts receivable securitization facility (the “Receivables Facility”). Financing activities for 2023 also included $76.6 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, $75.0 million of common stock repurchases, and $68.3 million of payments for taxes related to the exercise and vesting of stock-based awards.

Financing Availability
As of December 31, 2023, we had $736.0 million in total available borrowing capacity under our Revolving Credit Facility and $75.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility mature in March 2027 and March 2025, respectively. As of December 31, 2023, we also had $8.2 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying values may not be recoverable. We test for goodwill impairment on a reporting unit level. We performed our annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2023 by assessing qualitative factors to determine whether it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. As a result of this assessment, we determined that it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.
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
See Note 2, “Accounting Policies” and Note 5, “Goodwill and Intangible Assets” of our Notes to Consolidated Financial Statements for additional disclosure regarding goodwill and indefinite-lived intangible assets.
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
Liabilities for defined benefit pension plans are particularly sensitive to changes in the discount rate. At the end of each fiscal year, we determine the discount rate to measure our defined benefit pension plan liabilities at their present value. The discount rate reflects the current rate at which the defined benefit pension plan liabilities could be effectively settled at the end of the year. This rate is estimated using a yield curve based on corporate bond data, which we believe is consistent with observable market conditions and industry standards for developing spot rate curves. The consolidated weighted-average discount rate used to measure the projected benefit obligation of all plans was 4.4% and 4.6% at December 31, 2023 and 2022, respectively. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in no change in the expense for 2024, and an increase in our projected benefit obligations at December 31, 2023 of $31.0 million. The impact of a 50-basis-point increase in the assumed discount rate would result in a decrease in the expense for 2024 of approximately $1.0 million, and a decrease in our projected benefit obligations at December 31, 2023 of $29.0 million. Changes in the expected long-term rate of return on plan assets and assumptions relating to the employee workforce are less likely to have a material impact on the measurement of defined benefit pension plan liabilities.

See Note 2, “Accounting Policies” and Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements for additional disclosure regarding defined benefit pension plans.
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
See Note 2, “Accounting Policies” and Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements for additional disclosure regarding income taxes.
Results of Operations
2023 Compared to 2022
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Year Ended December 31,		Growth/(Decline)
	2023	2022	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$22,385.2	$21,420.1	4.5%	2.1%	(0.4)%	(0.4)%	3.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; 2023 had one less workday compared to 2022.
Net sales were $22.4 billion for 2023 compared with $21.4 billion for 2022, an increase of 4.5%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 2.1%, the unfavorable impacts from fluctuations in foreign exchange rates of 0.4% and the number of workdays of 0.4%, organic sales for 2023 grew by 3.2%. The increase was primarily due to the impact of changes in price, which favorably impacted organic sales by approximately 3%. Volume growth did not have a material impact on the year-over-year increase in organic sales, as increases in sales volume in the CSS and UBS operating segments were offset by a decrease in sales volume in the EES segment.
Cost of Goods Sold
Cost of goods sold for 2023 was $17.5 billion compared to $16.8 billion for 2022. Cost of goods sold as a percentage of net sales was 78.4% and 78.2% for 2023 and 2022, respectively. The unfavorable increase of 20 basis points reflects a shift in sales mix and lower supplier volume rebates, partially offset by our continued focus on a strategy of pricing products and services to realize the value that we provide to our customers as a result of our broad portfolio of product and service offerings, global footprint and capabilities (“value-driven pricing”).
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for 2023 totaled $3.3 billion versus $3.0 billion for 2022, an increase of 7.0%. As a percentage of net sales, SG&A expenses were 14.5% and 14.2% for 2023 and 2022, respectively. SG&A expenses for 2023 and 2022 include merger-related and integration costs of $55.4 million and $67.4 million, respectively. SG&A expenses for 2023 also include $16.7 million of restructuring costs. Adjusted for merger-related and integration costs, and restructuring costs, SG&A expenses for 2023 were 14.2% of net sales for 2023 and 13.9% of net sales for 2022.

SG&A payroll and payroll-related expenses for 2023 of $2.1 billion increased by $89.4 million compared to 2022 as a result of higher salaries and benefits due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition, partially offset by the impact of headcount reductions taken at the end of the second quarter of 2023. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $31.9 million and a reduction to incentive compensation expense of $98.3 million.
SG&A expenses not related to payroll and payroll-related costs for 2023 were $1.2 billion, an increase of $122.4 million compared to 2022, which primarily reflects higher costs to operate our facilities of $49.2 million, increased marketing costs of $11.5 million, as well as higher employee expenses of $6.6 million due to increased headcount. In addition, digital transformation initiatives contributed to higher expenses of $22.4 million in 2023, which includes higher professional and consulting expenses. These increases were partially offset by the realization of integration cost synergies.
Depreciation and Amortization
Depreciation and amortization increased $2.3 million to $181.3 million for 2023, compared to $179.0 million for 2022. Depreciation and amortization for 2023 and 2022 includes $1.6 million and $9.8 million, respectively, of accelerated amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
Income from Operations
Income from operations was $1,406.4 million for 2023 compared to $1,438.1 million for 2022. The decrease of $31.7 million, or 2.2%, reflects slightly higher cost of goods sold as a percentage of net sales and higher SG&A expenses, as described above, partially offset by sales growth and the realization of integration synergies.
Interest Expense, net
Net interest expense totaled $389.3 million for 2023 compared to $294.4 million for 2022. The increase of $94.9 million, or 32.2%, reflects higher borrowings and an increase in variable interest rates.
Other Expense, net
Other non-operating expense totaled $25.1 million for 2023 compared to $7.0 million for 2022. Due to fluctuations in the U.S. dollar against certain foreign currencies, particularly the Argentine Peso and the Egyptian Pound, a net foreign currency exchange loss of $22.9 million was recognized for 2023 compared to a net loss of $19.9 million for 2022. We recognized net costs of $0.2 million and net benefits of $14.8 million associated with the non-service cost components of net periodic pension cost (benefit) for 2023 and 2022, respectively. The year-over-year change was primarily due to a decrease in expected return on plan assets and an increase in interest cost. Other non-operating expense for 2023 includes net pension settlement cost of $2.8 million primarily related to the partial settlement of the Company's pension plan in the U.S., partially offset by pension settlement gains related to other plans. Adjusted for this amount, other non-operating expense was $22.3 million for 2023.
Income Taxes
The provision for income taxes was $225.9 million for 2023 compared to $274.5 million for 2022, resulting in effective tax rates of 22.8% and 24.2%, respectively. The effective tax rate for both the current year and the prior year were favorably impacted by the tax benefits related to the exercise and vesting of stock-based awards and reductions in the valuation allowance recorded against certain deferred tax assets. The lower effective tax rate in the current year is due primarily to higher tax benefits from stock-based compensation deductions and foreign tax credit utilization as compared to the prior year.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $708.1 million and $13.54, respectively, for 2023 compared to $803.1 million and $15.33, respectively, for 2022. Adjusted for merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, net pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $763.6 million and $14.60, respectively, for the year ended December 31, 2023. Adjusted for merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $860.1 million and $16.42, respectively, for the year ended December 31, 2022.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1,705.3 million for 2023 compared to $1,725.6 million for 2022. Adjusted EBITDA decreased $20.3 million, or 1.2% year-over-year. The decrease primarily reflects the $211.8 million increase in SG&A expenses, as well as the increase in cost of goods sold of $782.7 million, partially offset by the $1.0 billion increase in net sales, as described above. Included in the increase in SG&A expenses was restructuring costs of $16.7 million, partially offset by a decrease in merger-related and integration costs of $12.0 million.

Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the year ended December 31, 2023. As further described below and in Note 16, “Business Segments” of our Notes to the Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Year Ended December 31,		Growth/(Decline)
	2023	2022	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$8,610.3	$8,823.3	(2.4)%	—%	(0.6)%	(0.4)%	(1.4)%
Adjusted EBITDA	$727.4	$851.3
Adjusted EBITDA margin %	8.4%	9.6%
EES reported net sales of $8.6 billion for 2023 compared to $8.8 billion for 2022, a decrease of 2.4%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.6% and the number of workdays of 0.4%, EES organic sales for 2023 declined 1.4%, reflecting volume declines of approximately 2%, primarily as a result of declines in construction and original equipment manufacturers, partially offset by continued positive momentum in industrial and the benefits of selling the broader company portfolio (“cross selling”). In addition, a transfer of certain customer accounts to the CSS segment negatively impacted organic net sales for EES by approximately 2%. These negative factors were partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $727.4 million for 2023, or 8.4% of net sales, compared to $851.3 million for 2022, or 9.6% of net sales. Adjusted EBITDA decreased $123.9 million, or 14.6% year-over-year. The decrease primarily reflects the decline in net sales, as described above, and an increase in SG&A expenses as a percentage of net sales, partially offset by a decrease in cost of goods sold of $131.8 million, which is inclusive of higher inventory write-downs and lower supplier volume rebates totaling approximately $28.7 million and the negative impact of a shift in sales mix. SG&A expenses increased $41.6 million as compared to the prior year, which was primarily attributed to higher payroll and payroll-related expenses of $43.6 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses also includes a reduction to incentive compensation expense of $31.4 million.

Communications & Security Solutions

	Year Ended December 31,		Growth/(Decline)
	2023	2022	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$7,152.2	$6,401.5	11.7%	7.1%	(0.4)%	(0.4)%	5.4%
Adjusted EBITDA	$683.8	$599.0
Adjusted EBITDA margin %	9.6%	9.4%
CSS reported net sales of $7.2 billion for 2023 compared to $6.4 billion for 2022, an increase of 11.7%. Adjusting for the favorable impact from the acquisition of Rahi Systems of 7.1%, the unfavorable impacts from fluctuations in foreign exchange rates of 0.4% and the number of workdays of 0.4%, CSS organic sales for 2023 grew 5.4%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 1%. Volume growth, which includes growth in data center, security solutions and enterprise network infrastructure and the benefits of cross selling, favorably impacted organic sales by approximately 1%. The transfer of certain customer accounts from the EES segment also positively impacted organic net sales for CSS by approximately 3%.
CSS reported adjusted EBITDA of $683.8 million for 2023, or 9.6% of net sales, compared to $599.0 million for 2022, or 9.4% of net sales. Adjusted EBITDA increased $84.8 million, or 14.2% year-over-year. The increase primarily reflects the increase in net sales, as described above, partially offset by a corresponding increase in cost of goods sold of $580.2 million. SG&A expenses increased $90.5 million as compared to the prior year, which was primarily attributed to higher payroll and payroll-related expenses of $45.1 million as a result of higher salaries due to wage inflation and increased headcount, including the impact of the Rahi Systems acquisition. This increase in payroll and payroll-related expenses also includes an increase in sales commissions of $26.1 million and a reduction to incentive compensation expense of $29.9 million. Additionally, higher costs to operate our facilities of $15.9 million, higher marketing costs of $6.8 million due to increased sales volume, and higher employee expenses of $5.9 million due to increased headcount contributed to the year-over-year increase in SG&A expenses.
Utility & Broadband Solutions

	Year Ended December 31,		Growth/(Decline)
	2023	2022	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,622.7	$6,195.3	6.9%	—%	(0.2)%	(0.4)%	7.5%
Adjusted EBITDA	$739.3	$677.3
Adjusted EBITDA margin %	11.2%	10.9%
UBS reported net sales of $6.6 billion for 2023 compared to $6.2 billion for 2022, an increase of 6.9%. Adjusting for the unfavorable impacts of fluctuations in foreign exchange rates of 0.2% and the number of workdays of 0.4%, UBS organic sales for 2023 grew 7.5%, reflecting the impact of changes in price, which favorably impacted organic sales by approximately 6%. Volume growth, which includes growth in utility and integrated supply, and the benefits of cross selling, partially offset by lower sales in broadband, particularly in Canada, favorably impacted organic sales by approximately 2%.
UBS reported adjusted EBITDA of $739.3 million for 2023, or 11.2% of net sales, compared to $677.3 million for 2022, or 10.9% of net sales. Adjusted EBITDA increased $62.0 million, or 9.2% year-over-year. The increase primarily reflects the $427.4 million increase in net sales, as described above, partially offset by a corresponding increase in cost of goods sold of $334.4 million. SG&A expenses increased $31.2 million as compared to the prior year, which was primarily attributed to higher payroll and payroll-related expenses of $13.2 million as a result of higher salaries due to wage inflation and increased headcount. This increase in payroll and payroll-related expenses includes a reduction to incentive compensation expense of $6.5 million and a decrease in sales commissions of $1.1 million. Additionally, higher costs to operate our facilities of $13.9 million and increased transportation costs of $4.1 million as a result of sales growth, contributed to the year-over-year increase in SG&A expenses.

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$668.7	$531.1	$712.5	$(1,204.2)	$708.1
Net (loss) income attributable to noncontrolling interests	(0.5)	1.6	—	(0.5)	0.6
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	225.9	225.9
Interest expense, net(1)	—	—	—	389.3	389.3
Depreciation and amortization	43.3	71.7	25.0	41.3	181.3
Other expense (income), net	10.1	74.2	(1.4)	(57.8)	25.1
Stock-based compensation expense(2)	5.8	5.2	3.2	31.3	45.5
Merger-related and integration costs(3)	—	—	—	55.4	55.4
Restructuring costs(4)	—	—	—	16.7	16.7
Adjusted EBITDA	$727.4	$683.8	$739.3	$(445.2)	$1,705.3
Adjusted EBITDA margin %	8.4%	9.6%	11.2%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2023 excludes $2.6 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$801.3	$527.0	$648.5	$(1,173.7)	$803.1
Net income attributable to noncontrolling interests	0.2	—	—	1.5	1.7
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	274.5	274.5
Interest expense, net(1)	—	—	—	294.4	294.4
Depreciation and amortization	42.6	68.4	23.3	44.7	179.0
Other (income) expense, net	(2.0)	(1.3)	2.0	8.3	7.0
Stock-based compensation expense(2)	9.2	4.9	3.5	23.4	41.0
Merger-related and integration costs(3)	—	—	—	67.4	67.4
Adjusted EBITDA	$851.3	$599.0	$677.3	$(401.9)	$1,725.6
Adjusted EBITDA margin %	9.6%	9.4%	10.9%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2022 excludes $5.4 million that is included in merger-related and integration costs.
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

The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating expense, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
	2023	2022
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$3,256.0	$3,044.2
Merger-related and integration costs(1)	(55.4)	(67.4)
Restructuring costs(2)	(16.7)	—
Adjusted selling, general and administrative expenses	$3,183.9	$2,976.8

Adjusted Income from Operations:
Income from operations	$1,406.4	$1,438.1
Merger-related and integration costs(1)	55.4	67.4
Restructuring costs(2)	16.7	—
Accelerated trademark amortization(3)	1.6	9.8
Adjusted income from operations	$1,480.1	$1,515.3

Adjusted Other Expense, net:
Other expense, net	$25.1	$7.0
Pension settlement cost(4)	(2.8)	—
Adjusted other expense, net	$22.3	$7.0

Adjusted Provision for Income Taxes:
Provision for income taxes	$225.9	$274.5
Income tax effect of adjustments to income from operations(5)	21.0	20.2
Adjusted provision for income taxes	$246.9	$294.7
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
(4)    Pension settlement cost represents expense related to the partial settlement of the Company's pension plan in the U.S., partially offset by pension settlement gains related to other plans.
(5)    The adjustments to income from operations for the years ended December 31, 2023 and 2022 have been tax effected at rates of 27.5% and 26.1%, respectively.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2023	2022
(In millions, except per share data)
Adjusted income from operations	$1,480.1	$1,515.3
Interest expense, net	389.3	294.4
Adjusted other expense, net	22.3	7.0
Adjusted income before income taxes	1,068.5	1,213.9
Adjusted provision for income taxes	246.9	294.7
Adjusted net income	821.6	919.2
Net income attributable to noncontrolling interests	0.6	1.7
Adjusted net income attributable to WESCO International, Inc.	821.0	917.5
Preferred stock dividends	57.4	57.4
Adjusted net income attributable to common stockholders	$763.6	$860.1

Diluted shares	52.3	52.4
Adjusted earnings per diluted share	$14.60	$16.42
Note: For the year ended December 31, 2023, SG&A expenses, income from operations, other non-operating expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, restructuring costs, accelerated amortization expense associated with migrating to our master brand architecture, net pension settlement cost primarily related to the partial settlement of the Company's pension plan in the U.S., partially offset by pension settlement gains related to other plans, and the related income tax effects. For the year ended December 31, 2022, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, accelerated trademark amortization expense associated with migrating to our master brand architecture, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of December 31, 2023, we had $736.0 million in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $75.0 million in available borrowing capacity under our Receivables Facility, which combined with available cash of $250.1 million, provided liquidity of $1.1 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
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
At December 31, 2023, approximately 53% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
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
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of December 31, 2023.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.8x as of December 31, 2023 and 2.9x as of December 31, 2022.

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve months ended
	December 31, 2023	December 31, 2022
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$708.1	$803.1
Net income attributable to noncontrolling interests	0.6	1.7
Preferred stock dividends	57.4	57.4
Provision for income taxes	225.9	274.5
Interest expense, net	389.3	294.4
Depreciation and amortization	181.3	179.0
EBITDA	$1,562.6	$1,610.1
Other expense, net	25.1	7.0
Stock-based compensation expense	45.5	41.0
Merger-related and integration costs(1)	55.4	67.4
Restructuring costs(2)	16.7	—
Adjusted EBITDA	$1,705.3	$1,725.6

	As of
	December 31, 2023	December 31, 2022
Short-term debt and current portion of long-term debt, net	$8.6	$70.5
Long-term debt, net	5,313.1	5,346.0
Debt discount and debt issuance costs(3)	43.0	57.9
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(3)	(0.1)	(0.3)
Total debt	5,364.6	5,474.1
Less: Cash and cash equivalents	524.1	527.3
Total debt, net of cash	$4,840.5	$4,946.8

Financial leverage ratio	2.8	2.9
(1)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Debt is presented in the Consolidated Balance Sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
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
The undistributed earnings of our foreign subsidiaries amounted to approximately $2,194.1 million at December 31, 2023. Most of these earnings have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income (“GILTI”) tax regime imposed by the Tax Cuts and Jobs Act of 2017. We have elected to pay the transition tax in installments over an eight year period, which ends in 2026. As of December 31, 2023, our remaining liability for the transition tax was $53.8 million. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We estimate that additional taxes of approximately $119.3 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2023, based upon the laws in effect on that date. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.

We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,625 million. As of December 31, 2023, we had $953.0 million and $1,550.0 million outstanding under the Revolving Credit Facility and Receivables Facility, respectively. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $10.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of December 31, 2023, there was $8.2 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit Facility. As of December 31, 2023, we had $1.0 million outstanding under our international lines of credit.
On March 1, 2023, we repaid the $58.6 million aggregate principal amount of our 5.50% Anixter Senior Notes due 2023. The repayment was funded with borrowings under our Revolving Credit Facility and had no impact on our results of operations.
Our $1,500 million of 7.125% Senior Notes will mature on June 15, 2025 (“2025 Notes”). On and after June 15, 2024, all or part of the 2025 Notes may be redeemed at a redemption price equal to 100% of the principal amount. We expect to complete a transaction or transactions to refinance the 2025 Notes during 2024.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of December 31, 2023, see Note 9, “Debt” of our Notes to Consolidated Financial Statements.
An analysis of cash flows for 2023 and 2022 follows:
Operating Activities
Net cash provided by operating activities for 2023 totaled $493.2 million, compared to $11.0 million of cash generated in 2022. Net cash provided by operating activities for 2023 included net income of $766.1 million and non-cash adjustments to net income totaling $235.8 million, which primarily consisted of depreciation and amortization of $181.3 million, stock-based compensation expense of $48.1 million, and amortization of debt discount and debt issuance costs of $14.8 million, partially offset by deferred income taxes of $7.9 million.
Other sources of cash in 2023 included a decrease in trade accounts receivable of $52.2 million due to the timing of receipts from customers and a decrease in net sales in the fourth quarter of 2023 compared to the fourth quarter of the prior year and a decrease in other accounts receivable of $3.6 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the current period, partially offset by an increase in value-added tax receivables. Primary uses of cash in 2023 included a decrease in accounts payable of $319.7 million primarily due to a reduction in inventory purchases in the fourth quarter, a decrease in accrued payroll and benefit costs of $92.3 million resulting primarily from the payment of management incentive compensation earned in 2022, partially offset by the accrual of management incentive compensation earned in the current year. Net operating cash flow was also negatively impacted by $68.4 million from an increase in inventories. Inventories grew at a slower rate than sales, as supply chain lead times have normalized. Uses of cash in 2023 also included an increase in other current and noncurrent assets of $60.6 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, as well as a decrease in other current and noncurrent liabilities of $23.5 million.
Net cash provided by operating activities for 2022 totaled $11.0 million. Net cash provided by operating activities for 2022 included net income of $862.1 million and non-cash adjustments to net income totaling $243.1 million, which primarily consisted of depreciation and amortization of $179.0 million, stock-based compensation expense of $46.4 million, and amortization of debt discount and debt issuance costs of $15.2 million, partially offset by deferred income taxes of $1.2 million.
Other sources of cash in 2022 included an increase in accounts payable of $552.9 million due to higher purchases of inventory and an increase in other current and noncurrent liabilities of $131.6 million, primarily due to increases in deferred revenue and accrued taxes. Primary uses of cash in 2022 included an increase in inventories of $817.0 million due to supply chain challenges and to support growth in our sales backlog, including project-based business, an increase in trade accounts receivable of $690.6 million resulting from significant sales growth, an increase in other current and noncurrent assets of $153.2 million, primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, an increase in other receivables of $54.8 million associated with higher supplier volume rebate income accruals, and a decrease in accrued payroll and benefit costs of $63.1 million due to lower incentive compensation accruals.

Investing Activities
Net cash used in investing activities in 2023 was $89.6 million, compared to $283.6 million in 2022. Included in 2023 were capital expenditures of $92.3 million which primarily consisted of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Net cash used in investing activities in 2022 was $283.6 million. Included in 2022 was $255.4 million of cash paid to acquire Rahi Systems, less cash acquired of $68.6 million, as described in Note 6, “Acquisitions and Disposals” of our Notes to Consolidated Financial Statements. Capital expenditures were $99.4 million in 2022.
Financing Activities
Net cash used in financing activities in 2023 was $403.9 million, compared to $584.0 million of net cash provided by financing activities in 2022. During 2023, financing activities primarily consisted of net repayments of $70.3 million related to our Revolving Credit Facility and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023, partially offset by net borrowings of $15.0 million related to our Receivables Facility. Financing activities for 2023 also included $76.6 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, $75.0 million of common stock repurchases, $68.3 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments on our various international lines of credit of approximately $6.0 million.
Net cash provided by financing activities in 2022 was $584.0 million. During 2022, financing activities primarily consisted of net borrowings of $433.0 million related to our Revolving Credit Facility and net borrowings of $265.0 million related to our Receivables Facility. Financing activities for 2022 also included $57.4 million of dividends paid to holders of our Series A Preferred Stock, $25.8 million of payments for taxes related to the exercise and vesting of stock-based awards, borrowings and repayments of $19.5 million and $19.5 million, respectively, related to our various international lines of credit, and $11.1 million of common stock repurchases.
The following table summarizes our material cash requirements from known contractual and other obligations at December 31, 2023, including interest, and the expected effect on our liquidity and cash flow in future periods:

	2024	2025 to 2026	2027 to 2028	2029 - After	Total
(In millions)
Debt, excluding debt discount and debt issuance costs	$8.6	$3,070.0	$2,284.5	$1.5	$5,364.6
Interest on indebtedness(1)	365.4	393.5	155.0	—	913.9
Non-cancelable operating leases	191.2	319.0	206.4	188.8	905.4
Transition tax installments	16.1	37.7	—	—	53.8
Defined benefit pension plans(2)	7.0	—	—	—	7.0
Total	$588.3	$3,820.2	$2,645.9	$190.3	$7,244.7
(1)    Interest on variable rate debt was calculated using the rates and balances outstanding at December 31, 2023.
(2)    As disclosed in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, the majority of our various defined benefit pension plans are non-contributory and, with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. We currently estimate that we will contribute $7.0 million to our foreign pension plans in 2024. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2024.
In addition to the cash requirements disclosed in the table above, we expect future uses of cash to include working capital requirements, capital expenditures, investments in our digital capabilities, dividend payments to holders of our common stock and Series A Preferred Stock, benefit payments to participants in our deferred compensation plan, and other organic opportunities. Future uses of cash could also include acquisitions of businesses and the repurchase of common or preferred stock. We expect to spend approximately $100 million in 2024 on capital expenditures for information technology investments and to support our global network of branches, warehouses and sales offices.
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

Liabilities related to unrecognized tax benefits, including interest and penalties, of $133.7 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 11, “Income Taxes” in our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risks
In 2023, approximately 26% of our sales were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), certain countries in the European Union (euro), the United Kingdom (British pound), Sweden (Swedish krona), Switzerland (Swiss franc), and Australia (Australian dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Brazil (real), Chile (peso), Colombia (peso), Egypt (pound), Mexico (peso), and Turkey (lira). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
We purchase foreign currency forward contracts to reduce the effect of fluctuating foreign currency-denominated accounts on our reported earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2023 and 2022, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $168.4 million and $172.8 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $16.8 million and $17.3 million loss in 2023 and 2022, respectively. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2023, approximately 53% of our debt portfolio comprises fixed rate debt. As our 6.00% Anixter Senior Notes due 2025, 7.125% Senior Notes due 2025, and 7.250% Senior Notes due 2028 were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, “Fair Value of Financial Instruments” of our Notes to Consolidated Financial Statements.
Floating Rate Borrowings: Our variable rate borrowings comprise the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2023 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, these facilities were amended during 2022 to, among other things, replace the respective LIBOR-based interest rate options with SOFR-based interest rate options, including term SOFR and daily simple SOFR. The use of SOFR in place of LIBOR for such facilities has not had a material impact on our results from operations. A 100 basis point rise or decline in interest rates would result in an increase or decrease to interest expense of $25.2 million under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from the Company’s facility or directly from a supplier. For the year ended December 31, 2023, the Company’s net sales were $22,385 million.
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
February 20, 2024

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2023	2022
	(In millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$524.1	$527.3
Trade accounts receivable, net of allowance for expected credit losses of $55.9 and $46.5 in 2023 and 2022, respectively	3,639.5	3,662.7
Other accounts receivable	430.5	435.7
Inventories	3,572.1	3,498.8
Prepaid expenses and other current assets	225.4	206.0
Total current assets	8,391.6	8,330.5
Property, buildings and equipment, net	423.6	402.7
Operating lease assets	761.2	625.1
Intangible assets, net	1,857.6	1,943.4
Goodwill	3,262.3	3,240.9
Deferred income taxes	42.3	34.2
Other assets	322.3	234.9
Total assets	$15,060.9	$14,811.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,431.5	$2,728.2
Accrued payroll and benefit costs	191.7	269.1
Short-term debt and current portion of long-term debt	8.6	70.5
Other current liabilities	756.6	749.6
Total current liabilities	3,388.4	3,817.3
Long-term debt, net of debt discount and debt issuance costs of $43.0 and $57.9 in 2023 and 2022, respectively	5,313.1	5,346.0
Operating lease liabilities	641.7	510.4
Deferred income taxes	451.9	460.7
Other noncurrent liabilities	233.9	227.6
Total liabilities	$10,029.0	$10,362.1
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2023 and 2022, respectively	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,278,677 and 68,535,704 shares issued and 50,897,122 and 50,759,482 shares outstanding in 2023 and 2022, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2023 and 2022, respectively	—	—
Additional capital	2,037.1	2,005.4
Retained earnings	4,391.7	3,795.0
Treasury stock, at cost; 22,720,986 and 22,115,653 shares in 2023 and 2022, respectively	(1,060.4)	(969.2)
Accumulated other comprehensive loss	(332.0)	(377.8)
Total WESCO International, Inc. stockholders' equity	5,037.1	4,454.2
Noncontrolling interests	(5.2)	(4.7)
Total stockholders’ equity	5,031.9	4,449.6
Total liabilities and stockholders’ equity	$15,060.9	$14,811.7
    The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Net sales	$22,385.2	$21,420.1	$18,217.5
Cost of goods sold (excluding depreciation and amortization)	17,541.5	16,758.8	14,425.4
Selling, general and administrative expenses	3,256.0	3,044.2	2,791.6
Depreciation and amortization	181.3	179.0	198.6
Income from operations	1,406.4	1,438.1	801.9
Interest expense, net	389.3	294.4	268.1
Other expense (income), net (Note 13)	25.1	7.0	(48.1)
Income before income taxes	992.0	1,136.7	581.9
Provision for income taxes	225.9	274.5	115.5
Net income	766.1	862.1	466.4
Less: Net income attributable to noncontrolling interests	0.6	1.7	1.0
Net income attributable to WESCO International, Inc.	765.5	860.5	465.4
Less: Preferred stock dividends	57.4	57.4	57.4
Net income attributable to common stockholders	$708.1	$803.1	$408.0

Earnings per share attributable to common stockholders
Basic	$13.86	$15.83	$8.11
Diluted	$13.54	$15.33	$7.84

Other comprehensive income (loss):
Foreign currency translation adjustments and other	57.1	(127.0)	(15.6)
Post-retirement benefit plan adjustments, net of tax	(11.3)	(14.7)	42.7
Comprehensive income attributable to common stockholders	$753.9	$661.3	$435.1
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In millions, except shares)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)	Total
Balance, December 31, 2020	$0.7	67,596,515	$—	4,339,431	$—	21,612	$1,942.8	$2,601.7	$(938.3)	(21,870,961)	$(7.3)	$(263.1)	$3,336.5
Exercise of stock-based awards	—	662,261					—		(17.9)	(155,961)			(17.9)
Stock-based compensation expense							30.8						30.8
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(96,479)					(4.3)	(4.9)					(9.2)
Noncontrolling interests											1.0		1.0
Net income attributable to Wesco								465.4					465.4
Preferred stock dividends								(57.4)					(57.4)
Translation adjustments												(15.6)	(15.6)
Benefit plan adjustments, net of tax effect of $13.0 million												42.7	42.7
Balance, December 31, 2021	$0.7	68,162,297	$—	4,339,431	$—	21,612	$1,969.3	$3,004.7	$(956.2)	(22,026,922)	$(6.3)	$(236.0)	$3,776.2
Exercise of stock-based awards	—	569,112					—		(1.9)	(1,229)			(1.9)
Stock-based compensation expense							46.4						46.4
Repurchases of common stock									(11.1)	(87,502)			(11.1)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(195,705)					(10.1)	(12.9)					(23.0)
Noncontrolling interests											1.7		1.7
Net income attributable to Wesco								860.5					860.5
Preferred stock dividends								(57.4)					(57.4)
Translation adjustments and other							(0.2)	0.1	—			(127.0)	(127.1)
Benefit plan adjustments, net of tax effect of $3.4 million												(14.7)	(14.7)
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.2)	(22,115,653)	$(4.7)	$(377.8)	$4,449.6
Exercise of stock-based awards	—	1,054,608					0.4		(16.2)	(100,998)			(15.8)
Stock-based compensation expense							48.1						48.1
Repurchases of common stock									(75.0)	(504,335)			(75.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(311,635)					(16.9)	(35.1)					(52.0)
Noncontrolling interests											0.6		0.6
Net income attributable to Wesco								765.5					765.5
Common stock dividends								(76.6)					(76.6)
Preferred stock dividends								(57.4)					(57.4)
Dividends to noncontrolling interests											(1.1)		(1.1)
Translation adjustments and other							0.1	0.3				57.1	57.5
Benefit plan adjustments, net of tax effect of $7.4 million												(11.3)	(11.3)
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating Activities:
Net income	$766.1	$862.1	$466.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.3	179.0	198.6
Stock-based compensation expense	48.1	46.4	30.8
Amortization of debt discount and debt issuance costs	14.8	15.2	19.2
Gain on curtailment of defined benefit pension plans	—	—	(36.6)
Gain on divestitures, net	—	—	(8.9)
Other operating activities, net	(0.5)	3.7	7.4
Deferred income taxes	(7.9)	(1.2)	(78.3)
Changes in assets and liabilities:
Trade accounts receivable, net	52.2	(690.6)	(531.8)
Other accounts receivable	3.6	(54.8)	(136.7)
Inventories	(68.4)	(817.0)	(530.7)
Other current and noncurrent assets	(60.6)	(153.2)	(56.3)
Accounts payable	(319.7)	552.9	449.6
Accrued payroll and benefit costs	(92.3)	(63.1)	84.2
Other current and noncurrent liabilities	(23.5)	131.6	190.3
Net cash provided by operating activities	493.2	11.0	67.1
Investing Activities:
Capital expenditures	(92.3)	(99.4)	(54.7)
Acquisition payments, net of cash acquired	—	(186.8)	—
Proceeds from divestitures	—	—	56.0
Proceeds from sale of property, buildings and equipment	0.6	0.2	5.2
Other investing activities, net	2.1	2.4	(3.9)
Net cash (used in) provided by investing activities	(89.6)	(283.6)	2.5
Financing Activities:
Proceeds from issuance of short-term debt	17.1	19.5	14.5
Repayments of short-term debt	(22.7)	(19.5)	(34.8)
Repayment of 5.50% Anixter Senior Notes due 2023 (Note 9)	(58.6)	—	—
Repayment of 5.375% Senior Notes due 2021	—	—	(500.0)
Repayment of 5.375% Senior Notes due 2024	—	—	(354.7)
Proceeds from issuance of long-term debt	3,290.2	4,470.0	3,231.4
Repayments of long-term debt	(3,346.0)	(3,772.3)	(2,565.1)
Payments for taxes related to net-share settlement of equity awards	(68.3)	(25.8)	(27.2)
Repurchases of common stock	(75.0)	(11.1)	—
Payment of common stock dividends	(76.6)	—	—
Payment of preferred stock dividends	(57.4)	(57.4)	(57.4)
Payment of dividends to noncontrolling interests	(1.1)	—	—
Other financing activities, net	(5.5)	(19.5)	(17.5)
Net cash (used in) provided by financing activities	(403.9)	584.0	(310.8)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	3.3	4.6
Net change in cash and cash equivalents	(3.2)	314.8	(236.6)
Cash and cash equivalents at the beginning of period	527.3	212.6	449.1
Cash and cash equivalents at the end of period	$524.1	$527.3	$212.6
Supplemental disclosures:
Cash paid for interest	$386.8	$272.4	$249.7
Cash paid for taxes	$207.9	$292.9	$118.2
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
In the first quarter of the fiscal year ended December 31, 2023, we changed our presentation in tables from thousands to millions. Certain amounts as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 in the consolidated financial statements and associated notes may not foot or recalculate due to rounding.
Reclassifications
The Consolidated Statements of Cash Flows and the reconciliation between the federal statutory income tax rate and the effective tax rate in Note 11, “Income Taxes” for the years ended December 31, 2022 and 2021, respectively, include certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities or the effective tax rates for those years.
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
Revenue Recognition
Wesco’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration Wesco expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a Wesco facility or directly from a supplier. However, transfer may occur at a later date depending on the agreed upon terms, such as delivery at the customer's designated location, or based on consignment terms. For products that ship directly from suppliers to customers, Wesco generally acts as the principal in the transaction and recognizes revenue on a gross basis. When providing services, sales are recognized over time as control transfers to the customer, which occurs as services are rendered. Wesco generally satisfies its performance obligations within a year or less.
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
Supplier Volume Rebates
Wesco receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other receivables in the Consolidated Balance Sheets, and represent the estimated amounts due to Wesco based on forecasted purchases and the rebate provisions of the various supplier contracts. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $233.1 million at December 31, 2023 and $246.2 million at December 31, 2022. Supplier volume rebate income as a percentage of net sales was 1.4% in 2023, 1.6% in 2022 and 1.4% in 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Supplier Finance Programs
The Company has supplier finance programs that are administered by intermediaries. Under these arrangements, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction or fees paid by the supplier, which is paid to the supplier by third-party finance providers. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 180 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance providers. The Company does not provide assets pledged as security or other forms of guarantees to the finance providers or intermediaries under these arrangements. As of December 31, 2023 and 2022, the amounts due to suppliers that participate in the Company's supplier finance programs were approximately $32.6 million and $30.7 million, respectively, which are included in accounts payable in the Consolidated Balance Sheets.
Cash and Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents in the Consolidated Balance Sheets include $21.9 million and $21.2 million as of December 31, 2023 and 2022, respectively, that is restricted from use to fund operations.
Allowance for Expected Credit Losses
Wesco recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting period. Wesco estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $55.9 million at December 31, 2023 and $46.5 million at December 31, 2022. The total amount recorded as selling, general and administrative expense related to credit losses was $18.6 million, $18.0 million and $12.9 million for 2023, 2022 and 2021, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Wesco reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in a prescribed number of months. The carrying value of inventories reflect reductions for excess and obsolescence of $113.4 million and $70.0 million at December 31, 2023 and 2022, respectively. The total expense related to excess and obsolete inventories, which is included in cost of goods sold, was $63.1 million, $43.2 million and $37.1 million for 2023, 2022 and 2021, respectively.
Property, Buildings and Equipment
Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives range from five to forty years for buildings and leasehold improvements and three to eight years for furniture, fixtures and equipment.
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
Of Wesco’s $423.6 million net book value of property, buildings and equipment as of December 31, 2023, $152.8 million consists of land, buildings and leasehold improvements that are geographically dispersed among Wesco’s nearly 800 branches, warehouses and sales offices, mitigating the risk of impairment. Wesco assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include, among others, technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset (asset group), an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
Leases
The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company has elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. Wesco tests for goodwill impairment on a reporting unit level. The Company first assesses qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price, to determine whether it is more likely than not that the fair value of Wesco's reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of the Company's reporting units may not exceed their respective carrying values, then Wesco performs a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair values of its reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company uses a discount rate that reflects market participants' cost of capital. Wesco evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. Significant inputs used in the relief-from-royalty method include projected revenues, discount rates, royalty rates, and applicable income tax rates. At December 31, 2023 and 2022, goodwill and indefinite-lived trademarks totaled $4.1 billion and $4.0 billion, respectively.
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
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over 5 to 20 years. Certain customer relationships are amortized using an accelerated method whereas all other definite-lived intangible assets subject to amortization use a straight-line method. In either case, the amortization method reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Wesco continually evaluates whether events or circumstances have occurred that would indicate the remaining

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

estimated useful lives of definite-lived intangible assets require revision or that the remaining carrying value of such assets may not be recoverable.
Cloud Computing Arrangements
The Company capitalizes costs associated with implementing its various cloud computing arrangements. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, were $195.4 million and $104.1 million as of December 31, 2023 and 2022, respectively, and the related accumulated amortization was $15.5 million and $6.1 million, respectively.
Insurance Programs
Wesco uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where Wesco must pay all costs up to the deductible amount. Wesco estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $28.1 million and $28.0 million at December 31, 2023 and 2022, respectively.
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
Foreign Currency
The functional currency for most of the Company's operations outside the U.S. is generally the applicable local currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at an exchange rate that approximates the average for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period. The Company may re-evaluate the functional currencies of certain operations outside the U.S. if there are significant changes to operations that indicate that a change in functional currency may be necessary.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
Recently Adopted and Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the first quarter of 2023, except for the amendment on rollforward information, which the Company will begin disclosing in its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption of this ASU resulted in additional disclosure of the Company's supplier finance programs.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in this ASU are effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Wesco’s financial position, results of operations or cash flows.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments, which consist of EES, CSS and UBS operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Year Ended December 31,
(In millions)	2023	2022	2021
Electrical & Electronic Solutions	$8,610.3	$8,823.3	$7,621.3
Communications & Security Solutions	7,152.2	6,401.5	5,715.2
Utility & Broadband Solutions	6,622.7	6,195.3	4,881.0
Total by segment	$22,385.2	$21,420.1	$18,217.5

	Year Ended December 31,
(In millions)	2023	2022	2021
United States	$16,609.1	$15,857.3	$13,157.9
Canada	2,968.2	3,021.4	2,747.2
Other International(1)	2,807.9	2,541.4	2,312.5
Total by geography(2)	$22,385.2	$21,420.1	$18,217.5
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At December 31, 2023 and 2022, $111.9 million and $99.6 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets. The Company recognized $74.0 million of revenue during 2023 that was included in the deferred revenue balance as of December 31, 2022. The amount of revenue recognized during 2022 and 2021 that was deferred as of December 31, 2021 and 2020, respectively, was not material.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of December 31, 2023 and 2022, the Company had contract assets of $35.4 million and $27.5 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue for the years ended December 31, 2023, 2022 and 2021 by approximately $427.8 million, $417.1 million and $360.6 million, respectively. As of December 31, 2023 and 2022, the Company's estimated product return obligation was $41.3 million and $46.5 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $306.8 million, $302.3 million and $248.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The carrying value of Wesco's debt instruments with fixed interest rates was $2,823.7 million and $2,881.2 million as of December 31, 2023 and 2022, respectively. The estimated fair value of this debt was $2,880.3 million and $2,929.5 million as of December 31, 2023 and 2022, respectively. The reported carrying values of Wesco's other debt instruments, including those with variable interest rates, approximated their fair values as of December 31, 2023 and 2022.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At December 31, 2023 and 2022, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2023 and 2022, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $168.4 million and $172.8 million, respectively. While all of the Company's foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the periods presented:

	EES	CSS	UBS	Total
(In millions)
Balance as of December 31, 2021	$861.0	$1,121.7	$1,225.7	$3,208.3
Adjustments to goodwill for acquisitions(1)	—	97.4	—	97.4
Foreign currency exchange rate changes	(35.5)	(10.2)	(19.1)	(64.8)
Balance as of December 31, 2022	$825.5	$1,208.9	$1,206.5	$3,240.9
Adjustments to goodwill for acquisitions(1)	—	0.9	—	0.9
Foreign currency exchange rate changes	12.6	1.8	6.1	20.5
Balance as of December 31, 2023	$838.1	$1,211.6	$1,212.6	$3,262.3
(1)    Adjustments to goodwill reflect the preliminary allocation of the purchase price paid to acquire Rahi Systems, which is part of the CSS segment, and adjustments to the assets acquired and liabilities assumed since their initial measurement, as disclosed in Note 6, “Acquisitions and Disposals”.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The components of intangible assets are as follows:

		December 31, 2023			December 31, 2022
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In millions)
Intangible assets:
Trademarks	Indefinite	$793.0	$—	$793.0	$792.1	$—	$792.1
Customer relationships	10 - 20	1,519.9	(464.4)	1,055.5	1,516.0	(377.6)	1,138.3
Distribution agreements	15 and 19	29.2	(26.0)	3.2	29.2	(24.4)	4.8
Trademarks	5 and 12	15.5	(9.6)	5.9	15.5	(7.4)	8.1
		$2,357.6	$(500.0)	$1,857.6	$2,352.8	$(409.4)	$1,943.4
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $88.6 million, $92.9 million and $119.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2024	$86.3
2025	83.2
2026	77.8
2027	74.9
2028	73.2
Thereafter	669.2
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2023 by assessing qualitative factors to determine whether it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. In performing this qualitative assessment, the Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price. As a result of this assessment, the Company determined that it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The total fair value of consideration transferred for the acquisition of Rahi Systems consisted of the following:

(In millions)
Purchase price	$217.0
Adjustments to purchase price	25.9
Total cash consideration	242.9
Extinguishment of Rahi Systems obligations	12.6
Total purchase consideration	$255.4
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$255.4
Less: Cash acquired	(68.6)
Cash paid for acquisition, net of cash acquired	$186.8
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
The estimated fair values of assets acquired and liabilities assumed were based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. During the fourth quarter of 2023, the Company finalized its allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed in the acquisition of Rahi. As the Company obtained additional information during the measurement period, it recorded adjustments to its preliminary estimates of fair value, which were as of November 1, 2022. As presented in the table below, the net impact of these measurement period adjustments was an increase to goodwill of $0.9 million.
The results of operations of Rahi Systems are included in the consolidated financial statements beginning on November 1, 2022, the acquisition date. For the years ended December 31, 2023 and 2022, the Consolidated Statements of Income and Comprehensive Income include $543.9 million and $111.5 million of net sales, respectively, and an immaterial amount of income from operations for Rahi Systems. The Company has not presented supplemental pro forma revenue and earnings of the combined business as the acquisition of Rahi Systems is not material to Wesco's consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the allocation of the purchase consideration to the respective fair values of assets acquired, liabilities assumed for the acquisition of Rahi Systems:

	Preliminary Fair Value Estimates(1)	Measurement Period Adjustments	Final Purchase Price Allocation(1)
Assets	(In millions)
Cash and cash equivalents	$68.6	$—	$68.6
Trade accounts receivable	52.6	—	52.6
Inventories	49.4	19.6	69.0
Intangible assets(2)	105.8	—	105.8
Goodwill	97.4	0.9	98.3
Other current and noncurrent assets	41.1	6.4	47.5
Total assets	$415.0	$26.9	$441.8

Liabilities
Accounts payable	$58.0	$28.0	$86.0
Operating lease liabilities	20.1	—	20.1
Deferred income taxes	25.0	(7.2)	17.8
Other current and noncurrent liabilities	56.4	6.1	62.5
Total liabilities	$159.5	$26.9	$186.4

Fair value of net assets acquired, including goodwill and intangible assets	$255.4	$—	$255.4
(1)    The preliminary fair value estimates are as of November 1, 2022. As disclosed above, the Company finalized its purchase price allocation during the measurement period.
(2)    Consists of a customer relationship intangible asset with an estimated weighted-average useful life of 17 years.
Canadian Divestitures
On August 6, 2020, the Company entered into a Consent Agreement with the Competition Bureau of Canada regarding the merger with Anixter International Inc. (“Anixter”). Under the Consent Agreement, the Company was required to divest certain legacy Wesco utility and data communications businesses in Canada, which had total net sales of approximately $110 million for the year ended December 31, 2020. In February 2021, the Company completed such divestitures for cash consideration totaling $56.0 million. The Company recognized a net gain from the sale of these businesses of $8.9 million, which is reported as a component of selling, general and administrative expenses for the year ended December 31, 2021. These dispositions fulfilled the Company’s divestiture commitments under the Consent Agreement and the net cash proceeds were used to repay debt.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
7. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2023	2022
	(In millions)
Buildings and leasehold improvements	$202.6	$169.5
Furniture, fixtures and equipment	359.9	304.7
Software costs	292.6	272.6
	855.1	746.7
Accumulated depreciation and amortization	(502.5)	(425.8)
	352.6	320.9
Land	25.0	24.6
Construction in progress	46.0	57.1
Property, buildings and equipment, net	$423.6	$402.7
Depreciation expense was $56.3 million, $47.8 million and $51.4 million, and capitalized software amortization was $36.4 million, $38.3 million and $27.5 million, in 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, unamortized software costs were $78.2 million and $89.2 million, respectively. Furniture, fixtures and equipment include finance leases of $51.9 million and $38.8 million and related accumulated depreciation of $19.9 million and $17.1 million as of December 31, 2023 and 2022, respectively.
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
The following table sets forth supplemental balance sheet information related to operating leases for the periods presented:

	As of December 31,
(In millions)	2023	2022
Operating lease assets	$761.2	$625.1

Current operating lease liabilities(1)	156.7	129.5
Noncurrent operating lease liabilities	641.7	510.4
Total operating lease liabilities	$798.4	$640.0
(1)    Current operating lease liabilities are recorded as a component of other current liabilities in the Consolidated Balance Sheets.

The following table sets forth the Company's total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost	$197.0	$175.8	$169.9
Short-term lease cost	8.9	4.8	3.6
Variable lease cost	53.2	45.7	49.5
Total lease cost	$259.1	$226.4	$222.9

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Variable lease cost consists of the non-lease components described in Note 2, “Accounting Policies”, as well as taxes and insurance for Wesco's leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the periods presented:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating cash flows from operating leases	$174.5	$171.7	$153.6
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	296.9	267.1	157.5
(1)    The year ended December 31, 2022 includes $20.1 million of operating lease liabilities acquired in the business combination with Rahi Systems, as disclosed in Note 6, “Acquisitions and Disposals”.
As of December 31, 2023 and 2022, the weighted-average remaining lease term for operating leases was approximately 6 years. The weighted-average discount rate used to measure operating leases was 4.3% and 4.0% as of December 31, 2023 and 2022, respectively.
The following table sets forth the maturities of the Company's operating lease liabilities and reconciles the respective undiscounted payments to the total operating lease liabilities in the Consolidated Balance Sheet as of December 31, 2023:

(In millions)
2024	$191.2
2025	172.3
2026	146.7
2027	119.0
2028	87.4
Thereafter	188.8
Total undiscounted operating lease payments	905.4
Less: imputed interest	(107.0)
Total operating lease liabilities	$798.4
Operating lease payments include $14.1 million related to options to extend real estate lease terms that are reasonably certain of being exercised. As of December 31, 2023, the Company has additional leases related to facilities that have not yet commenced totaling $45.7 million. These operating leases, which are not recorded in the Consolidated Balance Sheet as of December 31, 2023, will commence in 2024 with lease terms of 1 to 10 years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. DEBT
The following table sets forth Wesco’s outstanding indebtedness:

	As of December 31,
	2023	2022
	(In millions)
International lines of credit	$1.0	$7.1
Accounts Receivable Securitization Facility	1,550.0	1,535.0
Revolving Credit Facility	953.0	1,023.6
5.50% Anixter Senior Notes due 2023	—	58.6
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	1,500.0	1,500.0
7.250% Senior Notes due 2028, less debt discount of $5.6 and $6.8 in 2023 and 2022, respectively	1,319.4	1,318.2
Finance lease obligations	31.4	20.6
Total debt	5,359.0	5,467.3
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.3
Less: Unamortized debt issuance costs	(37.4)	(51.1)
Less: Short-term debt and current portion of long-term debt(1)	(8.6)	(70.5)
Total long-term debt	$5,313.1	$5,346.0
(1)    As of December 31, 2022, short-term debt and current portion of long-term debt included the $58.6 million aggregate principal amount of the Company's 5.50% Anixter Senior Notes due 2023, which matured on March 1, 2023.
International Lines of Credit
Certain foreign subsidiaries of Wesco have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.6 million and $10.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under the Company's revolving credit facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 0.85% and 4.84% at December 31, 2023 and 2022, respectively.
Accounts Receivable Securitization Facility
Wesco Distribution has an accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“Wesco Receivables”), Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, dated as of June 22, 2020. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on September 24, 2015 (the “Prior Receivables Purchase Agreement”).
As of December 31, 2023, the Receivables Facility has a purchase limit of $1,625 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit up to an aggregate commitment of $1,750 million, subject to customary conditions, and a maturity date of March 1, 2025. The Receivables Facility has an interest rate spread of 1.05% and a commitment fee of 0.45%.
As of December 31, 2023 and 2022, accounts receivable eligible for securitization totaled $2,146.9 million and $2,028.2 million, respectively. The Consolidated Balance Sheets as of December 31, 2023 and 2022 include $1,550.0 million and $1,535.0 million, respectively, of senior undivided interests in accounts receivable balances sold to third parties, as well as borrowings for equal amounts. At December 31, 2023, the interest rate for this facility was approximately 6.23%.

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
Revolving Credit Facility
Wesco, Wesco Distribution and certain other subsidiaries of Wesco entered into a revolving credit facility (the “Revolving Credit Facility”) as a replacement of Wesco Distribution’s revolving credit facility entered into on September 26, 2019, pursuant to the terms and conditions of a Fourth Amended and Restated Credit Agreement, dated as of June 22, 2020 (the “Revolving Credit Agreement”), among Wesco Distribution, the other U.S. borrowers party thereto (collectively, the “U.S. Borrowers”), WESCO Distribution Canada LP (“Wesco Canada”), the other Canadian borrowers party thereto (collectively, the “Canadian Borrowers”), Wesco, the lenders party thereto and Barclays Bank PLC, as the administrative agent.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2023, the Revolving Credit Facility has revolving commitments of $1,725 million, a letter of credit sub-facility of up to $175 million, an accordion feature allowing Wesco Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $450 million in the aggregate, subject to customary conditions, and a sub-facility for loans denominated in Canadian dollars of $625 million. The Revolving Credit Facility has a maturity date of March 1, 2027 and permits the Company to declare and pay an aggregate amount of common stock dividends of up to $80 million per year. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings. At December 31, 2023, the interest rate for this facility was approximately 6.89%.
During 2023, Wesco borrowed $2,997.2 million under the Revolving Credit Facility and made repayments in the aggregate amount of $3,067.5 million. During 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $3,990.0 million and $3,557.1 million, respectively. Wesco had $736.0 million available under the Revolving Credit Facility at December 31, 2023, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit, as compared to $664.9 million available under the Revolving Credit Facility at December 31, 2022, after giving effect to outstanding letters of credit and certain borrowings under the Company's international lines of credit.
On October 31, 2022, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of a Fourth Amendment to Fourth Amended and Restated Credit Agreement (the “Fourth Revolver Amendment”). The Fourth Revolver Amendment amended the Revolving Credit Agreement to, among other things, increase the revolving commitments from $1,525 million to $1,725 million, increase the sub-facility for loans denominated in Canadian dollars from $600 million to $625 million, decrease the capacity to request increases in the aggregate revolving commitments from $650 million to $450 million, and increase the aggregate amount of common stock dividends that the Company may declare and pay from $50 million per year to $80 million per year. The maturity date and interest rate spreads of the Revolving Credit Facility remained unchanged.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
5.50% Senior Notes due 2023
6.00% Senior Notes due 2025
On April 30, 2020, in connection with the merger with Anixter, Wesco Distribution commenced offers to purchase for cash (each, a “Wesco Tender Offer” and, together the “Wesco Tender Offers”) any and all of Anixter Inc.’s outstanding (i) 5.50% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”), $350.0 million aggregate principal amount, issued under the Indenture, dated as of August 18, 2015 (the “Anixter 2023 Indenture”), by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee, and (ii) 6.00% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the “Anixter Senior Notes”), $250.0 million aggregate principal amount, issued under the Indenture, dated as of November 13, 2018 (the “Anixter 2025 Indenture” and, together with the Anixter 2023 Indenture, the “Anixter Indentures”) by and among Anixter Inc., Anixter and Wells Fargo Bank, National Association, as trustee. The Anixter 2023 Senior Notes matured on March 1, 2023, on which date Wesco Distribution repaid the $58.6 million aggregate principal amount of its Anixter 2023 Senior Notes plus accrued interest up to, but not including, the maturity date. The repayment was funded with borrowings under the Company's Revolving Credit Facility and had no impact on the Company's results of operations. The Anixter 2025 Senior Notes will mature on December 1, 2025.
Concurrent with the Wesco Tender Offers, Anixter Inc. commenced consent solicitations to amend the definition of “Change of Control” under the applicable Indenture to exclude the merger with Anixter and related transactions and expressly permit a merger between Anixter Inc. and Anixter (the “Anixter Consent Solicitations”).
On June 23, 2020 (the “Expiration Date”), following the completion of the merger with Anixter, the Wesco Tender Offers and Anixter Consent Solicitations expired and settled. Pursuant to the terms of the Offer to Purchase and Consent Solicitation Statement, dated April 30, 2020, holders of the Anixter Senior Notes that validly tendered and did not validly withdraw prior to such date, received total tender offer consideration of $1,012.50 per $1,000 principal amount of Anixter Senior Notes, which amount, in each case, included an early tender payment of $50.00 per $1,000 principal amount of Anixter Senior Notes. Holders who validly delivered their consents at or prior to the Expiration Date received a consent fee of $2.50 per $1,000 principal amount of Anixter Senior Notes.
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
The Company used the net proceeds from the issuance of the Notes, together with borrowings under its Revolving Credit Facility and Receivables Facility and existing cash on hand, to finance the merger with Anixter and the other transactions contemplated by the Agreement and Plan of Merger dated January 10, 2020 (the “Merger Agreement”). The use of proceeds included (i) paying the cash portion of the consideration to stockholders of Anixter, (ii) refinancing certain existing indebtedness of Anixter contemplated by the Merger Agreement, including financing the satisfaction and discharge, defeasance, redemption or other repayment in full of the 5.125% Senior Notes due 2021 of Anixter Inc., a wholly-owned subsidiary of Anixter, and financing payments in connection with the Anixter Consent Solicitations and Wesco Tender Offers, as described above, (iii) refinancing other indebtedness of the Company, and (iv) paying fees, costs and expenses in connection with the foregoing.

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
Debt Issuance Costs
Wesco capitalizes certain costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2023 and 2022, unamortized debt issuance costs of $37.4 million and $51.1 million were recorded in the Consolidated Balance Sheets, respectively.
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
Wesco was in compliance with all financial covenants contained in its debt agreements as of December 31, 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2023:

(In millions)
2024	$8.6
2025	3,063.6
2026	6.4
2027	957.3
2028	1,327.2
Thereafter	1.5
Total payments on debt	$5,364.6
Debt discount	(5.6)
Total debt	$5,359.0

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
In connection with the Company’s merger with Anixter, the Company issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
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
The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund, retirement fund or purchase fund or any other obligation of Wesco to redeem, repurchase or retire the Series A Preferred Stock. On June 22, 2025, Wesco may redeem the Series A Preferred Stock, in whole or in part, for cash at a redemption price of $25,000 per share, plus all accrued and unpaid dividends.
Holders of the Series A Preferred Stock will have limited voting rights, including the right to elect two directors to the Board of Directors of the Company in the event dividends on the Series A Preferred Stock remain unpaid for the equivalent of six or more full quarterly dividend periods.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The terms of the Revolving Credit Facility, as well as the indentures governing the 2025 Notes and 2028 Notes, place certain limits on the Company's ability to declare or pay dividends and repurchase common stock. These restrictions are based on availability, as defined in the respective credit agreements, as well as Wesco's compliance with certain fixed charge coverage tests. At December 31, 2023 and 2022, no dividends had been declared that remained unpaid and, therefore, no retained earnings were reserved for dividend payments.
Treasury Stock
Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis.
Share Repurchases
On May 31, 2022, the Company's Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company's common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the years ended December 31, 2023 and 2022, the Company entered into spot repurchase transactions through a broker to purchase 504,335 and 87,502 shares, respectively, of its common stock in the open market for cash totaling $75.0 million and $11.1 million, respectively. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility and the repurchases were made within the limits described above.
Dividends
The Company's dividends on common stock are declared at the discretion of the Board of Directors. During the fiscal year ended December 31, 2023, the Board of Directors declared and the Company paid quarterly cash dividends totaling $76.6 million to common stockholders.
The following table is a summary of cash dividends declared and paid on the Company's common stock for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount per share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2 million
June 1, 2023	June 15, 2023	June 30, 2023	$0.375	$19.2 million
August 31, 2023	September 15, 2023	September 29, 2023	$0.375	$19.1 million
November 30, 2023	December 15, 2023	December 29, 2023	$0.375	$19.1 million
During 2023, the Company's Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share totaling $57.4 million.
11. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2023	2022	2021
		(In millions)
United States	$739.4	$859.4	$396.8
Foreign	252.6	277.3	185.1
Income before income taxes	$992.0	$1,136.7	$581.9

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Current income taxes:
Federal	$124.8	$166.1	$107.9
State	34.6	43.0	30.2
Foreign	74.4	66.7	55.7
Total current income taxes	233.8	275.8	193.8
Deferred income taxes:
Federal	(1.0)	(7.5)	(62.3)
State	2.7	0.7	(12.3)
Foreign	(9.6)	5.6	(3.7)
Total deferred income taxes	(7.9)	(1.2)	(78.3)
Provision for income taxes	$225.9	$274.5	$115.5

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.0	3.1	2.0
Tax effect of intercompany financing	(0.9)	(1.2)	(3.2)
Unrecognized tax benefits	—	0.3	2.5
Nondeductible expenses	—	0.3	0.6
Change in valuation allowance	(0.9)	(0.9)	(2.8)
Effect of cross-border tax laws	1.4	1.4	(1.1)
Other	(0.8)	0.2	0.9
Effective tax rate	22.8%	24.2%	19.9%
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into U.S. law, which includes implementation of a new corporate alternative minimum tax (“CAMT”), among other provisions. The CAMT imposes a minimum tax of 15% on the adjusted financial statement income (“AFSI”) of certain corporations with average annual AFSI over a three-year period in excess of $1 billion, so-called “applicable corporations”. CAMT is effective for tax years beginning after December 31, 2022. The Company was not subject to CAMT in 2023 and does not expect to be subject to it in 2024.
The undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2,194.1 million as of December 31, 2023. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Wesco has elected to pay the transition tax in installments over an eight year period ending in 2026. As of December 31, 2023, the Company's remaining liability for the transition tax was $53.8 million, which is recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheet. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested. The distribution of earnings by Wesco's foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. The Company estimates that additional taxes of approximately $119.3 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2023, based upon the laws in effect on that date. The Company believes that it is able to maintain sufficient liquidity for its domestic operations and commitments without repatriating cash from Wesco's foreign subsidiaries.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2023		2022
		(In millions)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$23.3	$—	$21.0	$—
Inventories	45.9	—	23.9	—
Depreciation of property, buildings and equipment	—	41.0	—	46.9
Operating leases	201.8	192.0	169.3	165.2
Amortization of intangible assets	—	564.5	—	575.4
Employee benefits	21.5	—	36.5	—
Stock-based compensation	11.2	—	14.1	—
Prepaid royalty payments	—	—	14.0	—
Disallowed business interest expense	1.9	—	4.8	—
Net operating loss carryforwards	36.7	—	32.0	—
Foreign tax credit carryforwards	41.1	—	52.2	—
Other	38.3	10.3	37.3	10.5
Deferred income taxes before valuation allowance	421.7	807.8	405.1	797.9
Valuation allowance	(23.5)	—	(33.7)	—
Total deferred income taxes	$398.2	$807.8	$371.4	$797.9
Wesco had deferred tax assets of $31.4 million and $27.6 million as of December 31, 2023 and 2022, respectively, related to foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2026 through 2043, while some may be carried forward indefinitely. The Company has determined that certain foreign net operating loss carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $12.9 million and $16.7 million against deferred tax assets related to certain foreign net operating loss carryforwards as of December 31, 2023 and 2022, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $6.1 million and $10.9 million as of December 31, 2023 and 2022, respectively, related to other future deductible temporary differences. The Company has recorded a full valuation allowance against these amounts as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, Wesco had deferred tax assets of $3.0 million and $4.4 million, respectively, related to state net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2024 through 2041, while some may be carried forward indefinitely. The Company has determined that certain state net operating loss carryforwards will not be realized. Accordingly, the Company has recorded a valuation allowance of $1.0 million against deferred tax assets related to certain state net operating loss carryforwards as of December 31, 2023.
As of December 31, 2023 and 2022, Wesco had deferred tax assets of $1.9 million and $4.8 million, respectively, related to disallowed business interest expense for state income tax purposes. The carryforward period for disallowed business interest expense is indefinite. The Company has determined that certain state disallowed business interest expense carryforwards will not be realized. Accordingly, the Company has recorded a valuation allowance of $0.5 million against deferred tax assets related to certain state disallowed business interest expense carryforwards as of December 31, 2023.
As of December 31, 2023 and 2022, Wesco had deferred tax assets of $41.1 million and $52.2 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2027 through 2033. The Company has determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $2.9 million and $6.1 million against these deferred tax assets as of December 31, 2023 and 2022, respectively. Wesco’s ability to realize its deferred tax assets related to foreign tax credit carryforwards may be impacted by U.S. tax legislation, our ability to generate sufficient foreign source taxable income, and tax planning strategies that the Company may implement. The impact of these items, if any, on Wesco's assessment of the realizability of these deferred tax assets will be recorded as a discrete item in the period in which the Company's assessment changes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2020 and forward
United States — Material States	2017 and forward
Canada	2012 and forward
UK	2018 and forward
Australia	2018 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2023	2022	2021
	(In millions)
Beginning balance January 1	$109.3	$107.3	$68.1
Additions for current year tax positions	29.2	14.4	39.8
Additions for prior year tax positions	6.6	0.9	8.4
Additions for acquired tax positions	0.9	5.5	—
Reductions for prior year tax positions	(6.7)	(1.8)	(3.9)
Settlements	(2.5)	—	(0.1)
Lapse in statute of limitations	(15.8)	(14.5)	(3.8)
Foreign currency exchange rate changes	0.3	(2.6)	(1.2)
Ending balance December 31	$121.3	$109.3	$107.3
The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 were $40.1 million, $40.6 million, and $36.1 million, respectively. Within the next twelve months, the amount of unrecognized tax benefits is expected to decrease by $16.5 million due to the expiration of statutes of limitation. Such change would result in a $7.6 million reduction in income tax expense.
The Company classifies interest related to unrecognized tax benefits as a component of interest expense, net in the Consolidated Statements of Income and Comprehensive Income. The Company recognized interest income on unrecognized tax benefits of $1.1 million for the year ended December 31, 2023. The Company recognized interest expense on unrecognized tax benefits of $2.3 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023 and 2022, Wesco had a liability of $8.9 million and $9.6 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense for the years ended December 31, 2023 , 2022 and 2021 were immaterial. As of December 31, 2023 and 2022, Wesco had a liability of $4.7 million and $4.8 million, respectively, for penalties related to unrecognized tax benefits.
On October 22, 2021, one of the Company's Mexican affiliates received a tax assessment from the Mexican tax authorities in the amount of approximately $26.0 million related to its 2012 income tax return. This amount, updated for adjustments required under Mexican law, was approximately $33.0 million as of December 31, 2023. The Company believes the assessment is without merit and has filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice. The Company expects to prevail in this litigation and, accordingly, has not recognized a liability for this assessment in its consolidated financial statements.
In July 2022, one of the Company's Canadian affiliates received tax assessments from the Canada Revenue Agency (“CRA”) totaling approximately $11.0 million, including tax and interest, related to its 2012 through 2014 income tax returns. The Company's Canadian affiliate received a related penalty assessment of approximately $2.7 million in May 2023. The Company believes these assessments are without merit and has appealed to the Tax Court of Canada. The Company intends to avail itself of all avenues to appeal, as necessary to overturn the assessments and expects to prevail. Therefore, the Company has not recognized a liability for these assessments in its consolidated financial statements. The CRA continues to audit the 2015 and 2016 tax years of Wesco's Canadian affiliates and has made inquiries into their 2017 through 2019 income tax returns. The Company expects to eventually receive similar assessments for these tax years.

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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
(In millions, except per share data)
Net income attributable to WESCO International, Inc.	$765.5	$860.5	$465.4
Less: Preferred stock dividends	57.4	57.4	57.4
Net income attributable to common stockholders	$708.1	$803.1	$408.0
Weighted-average common shares outstanding used in computing basic earnings per share	51.1	50.7	50.3
Common shares issuable upon exercise of dilutive equity awards	1.2	1.7	1.7
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	52.3	52.4	52.0
Earnings per share attributable to common stockholders
Basic	$13.86	$15.83	$8.11
Diluted	$13.54	$15.33	$7.84
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the years ended December 31, 2023 and 2022, there were approximately 0.2 million and 0.1 million antidilutive stock-based awards, respectively. For the year ended December 31, 2021, there were no antidilutive stock-based awards.
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
Wesco incurred charges of $73.4 million, $58.2 million, and $54.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of December 31, 2023 and 2022, the Company's obligation under the Wesco Deferred Compensation Plan was $27.4 million and $20.3 million, respectively, which is included in other noncurrent liabilities in the Consolidated Balance Sheet.
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
During the fourth quarter of 2021, the Company adopted certain plan amendments to: (i) freeze the benefits provided under the Anixter Inc. Pension Plan effective December 31, 2021, (ii) close participation in the EECOL Plan effective December 31, 2021, and (iii) freeze the benefit accruals under the Pension Plan for Employees of Anixter Canada Inc., the EECOL Plan and the EECOL SERP effective December 31, 2023. These amendments required the Company to remeasure the projected benefit obligations associated with these plans, resulting in a gain from curtailment recognized during the fourth quarter of 2021.
During the fourth quarter of 2022, the Company terminated the Anixter Inc. Pension Plan effective December 31, 2022. Accordingly, certain estimates that reflect the pending settlement of this plan were incorporated into the assumptions used to measure the respective projected benefit obligation as of December 31, 2023 and 2022. As the Anixter Inc. Pension Plan had previously been frozen, its termination did not result in any curtailment gain or loss for the years ended December 31, 2023 or 2022. The benefit obligation associated with this plan was partially settled during the fourth quarter of 2023 by making lump sum cash payments to participants totaling $110.9 million and the Company recognized settlement cost of $4.7 million.
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan. The final remeasurement of the plan will occur in the first quarter of 2024. Unrealized gains or losses currently reported as components of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan will be recognized in a final settlement charge at that time.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plans		Foreign Plans		Total
(In millions)	2023	2022	2023	2022	2023	2022
Change in Projected Benefit Obligation
Beginning balance	$253.5	$301.8	$267.3	$424.1	$520.8	$725.9
Service cost	—	—	4.7	8.3	4.7	8.3
Interest cost	10.4	8.7	12.9	9.5	23.3	18.2
Participant contributions	—	—	1.0	0.9	1.0	0.9
Actuarial (gain) loss, including assumption changes	2.6	(47.1)	29.5	(133.9)	32.1	(181.0)
Benefits paid from plan assets	(8.1)	(9.8)	(11.7)	(11.1)	(19.8)	(21.0)
Benefits paid from Company assets	—	—	(0.5)	(0.5)	(0.5)	(0.5)
Settlement	(110.9)	—	(4.2)	(0.2)	(115.1)	(0.2)
Foreign currency exchange rate changes	—	—	10.1	(29.8)	10.1	(29.8)
Ending balance	$147.5	$253.5	$309.1	$267.3	$456.6	$520.8

Change in Plan Assets at Fair Value
Beginning balance	$285.1	$370.7	$267.6	$381.8	$552.7	$752.5
Actual return on plan assets	12.0	(75.8)	24.1	(87.7)	36.1	(163.5)
Participant contributions	—	—	1.0	0.9	1.0	0.9
Employer contributions	—	—	10.2	11.3	10.2	11.3
Benefits paid	(8.1)	(9.8)	(12.2)	(11.1)	(20.3)	(21.0)
Settlement	(110.9)	—	(4.2)	(0.2)	(115.1)	(0.2)
Foreign currency exchange rate changes	—	—	9.2	(27.2)	9.2	(27.2)
Ending balance	$178.1	$285.1	$295.7	$267.6	$473.8	$552.7

Funded Status	$30.6	$31.6	$(13.4)	$0.3	$17.2	$31.9

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$30.6	$31.6	$18.0	$28.4	$48.6	$60.0
Other current liabilities	—	—	(0.4)	(0.4)	(0.4)	(0.4)
Other noncurrent liabilities	—	—	(31.0)	(27.6)	(31.0)	(27.6)
Net amount recognized	$30.6	$31.6	$(13.4)	$0.3	$17.2	$31.9

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.5%	4.4%	4.4%	4.8%	4.4%	4.6%
Rate of compensation increase	—%	—%	3.3%	3.4%	3.3%	3.4%
The measurement date for all plans is December 31st. Accordingly, at the end of each fiscal year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the measurement date. This rate was estimated at the end of 2023 and 2022 using a yield curve based on corporate bond data, which the Company concluded was consistent with observable market conditions and industry standards for developing spot rate curves.
The Company had nine plans at December 31, 2023 and seven plans at December 31, 2022 for which the projected benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate projected benefit obligation was $215.0 million and $119.0 million, respectively, and the aggregate fair value of plan assets was $183.8 million and $91.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2023 and 2022, the Company's accumulated benefit obligation was $147.5 million and $253.5 million, respectively, for the Domestic Plans and $302.5 million and $253.2 million, respectively, for the Foreign Plans. The Company had nine plans at December 31, 2023 and seven plans at December 31, 2022 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate accumulated benefit obligation was $208.6 million and $113.7 million, respectively, and the aggregate fair value of plan assets was $183.8 million and $91.0 million, respectively.
The following tables set forth the components of net periodic pension cost (benefit) for the Company's defined benefit plans:

	Domestic Plans			Foreign Plans			Total
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$—	$3.0	$4.7	$8.3	$12.1	$4.7	$8.3	$15.2
Interest cost	10.4	8.7	8.2	12.9	9.5	9.8	23.3	18.2	18.0
Expected return on plan assets	(9.6)	(14.4)	(17.1)	(14.0)	(17.6)	(17.8)	(23.6)	(32.0)	(34.9)
Recognized actuarial (loss) gain	—	—	—	(2.3)	(0.9)	0.1	(2.3)	(0.9)	0.1
Curtailment	—	—	(3.9)	—	—	(32.7)	—	—	(36.6)
Settlement	4.7	—	0.3	(1.9)	(0.1)	(0.1)	2.8	(0.1)	0.2
Net periodic pension cost (benefit)	$5.5	$(5.7)	$(9.5)	$(0.6)	$(0.8)	$(28.5)	$4.9	$(6.5)	$(38.0)
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net cost of $0.2 million for the year ended December 31, 2023 and net benefits of $14.8 million and $53.2 million for the years ended December 31, 2022 and 2021, respectively, are presented as components of other non-operating expense (income) (“other expense (income), net”).
The following weighted-average actuarial assumptions were used to determine net periodic pension cost (benefit):

	Domestic Plans			Foreign Plans			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	4.4%	2.9%	2.6%	4.8%	2.4%	2.0%	4.6%	2.6%	2.3%
Expected return on plan assets	4.8%	4.3%	5.3%	5.5%	5.0%	4.9%	5.1%	4.6%	5.1%
Rate of compensation increase	—%	—%	3.8%	3.4%	3.4%	3.2%	3.4%	3.4%	3.4%
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historical plan asset returns combined with current market conditions to estimate the rate of return.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of 7.0% in 2023. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive (income) loss.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In millions)	2023	2022
Changes to Balance:
Beginning balance, before tax effect	$(40.6)	$(58.8)
Net actuarial loss arising in current year	19.6	14.5
Recognized actuarial loss	2.3	0.9
Settlement	(2.8)	0.1
Foreign currency exchange rate changes	(1.0)	2.6
Ending balance, before tax effect	$(22.5)	$(40.6)

	As of December 31,
(In millions)	2023	2022
Components of Balance:
Prior service credit	$(0.2)	$(0.2)
Net actuarial gain	(22.3)	(40.5)
Ending balance, before tax effect	(22.5)	(40.6)
Tax effect	2.8	10.2
Ending balance, after tax effect	$(19.7)	$(30.4)
The following benefit payments, which reflect expected future service, are expected to be paid as follows:

(In millions)	Domestic Plans	Foreign Plans	Total
2024	$148.6	$10.5	$159.1
2025	—	10.5	10.5
2026	—	11.5	11.5
2027	—	11.9	11.9
2028	—	15.7	15.7
2029 to 2033	—	94.3	94.3
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2024. The Company does not expect to make a contribution to its domestic qualified pension plan in 2024 due to its overfunded status and anticipated settlement in the first quarter of 2024, as described above.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The asset mixes and the asset allocation guidelines for the Domestic Plans and Foreign Plans are summarized as follows:

	Domestic Plans
		Allocation Guidelines
	December 31, 2023	Min	Target	Max
Equities	4.0%	—%	4%	35%
Debt securities:
Domestic treasuries	17.3	—	17	—
Corporate bonds	40.5	—	41	—
Total debt securities	57.8		58
Cash equivalents	38.2	—	38	—
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2023	Min	Target	Max
Equities	19.7%	12%	21%	29%
Debt securities:
Domestic treasuries	0.8	—	1	—
Corporate bonds	3.2	1	1	31
Pooled investment funds and other	63.7	48	67	78
Total debt securities	67.7		69
Property/real estate	4.0	2	2	8
Insurance products	7.1	7	7	7
Other	1.5	—	1	8
	100.0%		100%

	Domestic Plans
		Allocation Guidelines
	December 31, 2022	Min	Target	Max
Equities	2.1%	—%	2%	35%
Debt securities:
Domestic treasuries	5.5	—	5	—
Corporate bonds	22.4	—	22	—
Other	7.6	—	8	35
Total debt securities	35.5		35
Property/real estate	13.5	—	14	35
Cash equivalents	48.9	—	49	—
	100.0%		100%

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
For 2023, the investment policy guidelines of the Domestic Plans were as follows:
•Each asset class is managed by one or more active and passive investment managers
•Each asset class may be invested in a commingled fund, mutual fund, or separately managed account
•Investment in Exchange Traded Funds is permissible
•Each manager is expected to be “fully invested” with minimal cash holdings
•Derivative instruments such as futures, swaps and options may be used on a limited basis; for funds that employ derivatives, the loss of invested capital to the trust should be limited to the amount invested in the fund
•The equity portfolio is diversified by sector and geography
•The fixed income is invested in U.S. Treasuries, investment grade corporate debt (denominated in U.S. dollars), and other credit investments including below investment grade rated bonds and loans, securitized credit, and emerging market debt
The investment policies for the Foreign Plans are the responsibility of the various trustees. Generally, the investment policy guidelines are as follows:
•Make sure that the obligations to the beneficiaries of the plan can be met
•Maintain funds at a level to meet the minimum funding requirements
•The investment managers are expected to provide a return, within certain tracking tolerances, close to that of the relevant market’s indices

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables set forth the fair value of assets by asset category for the Domestic Plans and Foreign Plans:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$7.2	$7.2
Debt securities:
Domestic treasuries	—	—	—	30.9	30.9
Corporate bonds	—	—	—	72.0	72.0
Cash equivalents	68.0	—	—	—	68.0
Total investments in Domestic Plans	$68.0	$—	$—	$110.1	$178.1

Foreign Plans
Equities	$—	$—	$—	$58.3	$58.3
Debt securities:
Domestic treasuries	—	—	—	2.4	2.4
Corporate bonds	—	—	—	9.6	9.6
Pooled investment funds and other	—	—	—	188.2	188.2
Property/real estate	—	—	—	11.8	11.8
Insurance products	—	20.9	—	—	20.9
Other	4.5	—	—	—	4.5
Total investments in Foreign Plans	$4.5	$20.9	$—	$270.3	$295.7

Total
Equities	$—	$—	$—	$65.5	$65.5
Debt securities:
Domestic treasuries	—	—	—	33.3	33.3
Corporate bonds	—	—	—	81.6	81.6
Pooled investment funds and other	—	—	—	188.2	188.2
Property/real estate	—	—	—	11.8	11.8
Insurance products	—	20.9	—	—	20.9
Cash equivalents	68.0	—	—	—	68.0
Other	4.5	—	—	—	4.5
Total investments	$72.5	$20.9	$—	$380.4	$473.8
(1)     Investments measured at fair value using the net asset value (“NAV”) per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plans
Equities	$—	$—	$—	$5.9	$5.9
Debt securities:
Domestic treasuries	—	—	—	15.6	15.6
Corporate bonds	—	—	—	63.8	63.8
Other	—	—	—	21.7	21.7
Property/real estate	—	—	—	38.7	38.7
Cash equivalents	139.4	—	—	—	139.4
Total investments in Domestic Plans	$139.4	$—	$—	$145.7	$285.1

Foreign Plans
Equities	$—	$—	$—	$73.1	$73.1
Debt securities:
Domestic treasuries	—	—	—	0.4	0.4
Corporate bonds	—	—	—	10.7	10.7
Pooled investment funds and other	—	—	—	141.0	141.0
Property/real estate	—	—	—	10.6	10.6
Insurance products	—	18.5	—	—	18.5
Other	3.7	—	—	9.6	13.3
Total investments in Foreign Plans	$3.7	$18.5	$—	$245.4	$267.6

Total
Equities	$—	$—	$—	$79.0	$79.0
Debt securities:
Domestic treasuries	—	—	—	16.0	16.0
Corporate bonds	—	—	—	74.6	74.6
Pooled investment funds and other	—	—	—	162.7	162.7
Property/real estate	—	—	—	49.3	49.3
Insurance products	—	18.5	—	—	18.5
Cash equivalents	139.4	—	—	—	139.4
Other	3.7	—	—	9.6	13.3
Total investments	$143.1	$18.5	$—	$391.1	$552.7
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The assets of the Domestic Plans and Foreign Plans are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the net asset value per share practical expedient are not classified in the fair value hierarchy. The majority of pension assets are comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value of shares held in the underlying funds.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other Benefits
Prior to its acquisition by Wesco on June 22, 2020, Anixter granted restricted stock units in the ordinary course of business to its employees and directors. These awards, for which vesting did not accelerate solely as a result of the Company's merger with Anixter, were converted into cash-only settled Wesco phantom stock units, which vested ratably over a 3-year period. As of December 31, 2023, these awards had fully vested and have no remaining fair value or liability. As of December 31, 2022, the estimated fair value of these awards was $8.1 million and the Company's liability for these awards was $8.0 million, which is included in accrued payroll and benefit costs in the Consolidated Balance Sheet.
The Company recognized compensation expense associated with these awards of $0.1 million, $2.6 million, and $13.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is reported as a component of selling, general and administrative expenses.
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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan. As of December 31, 2023, 1,877,701 shares of common stock were reserved under the 2021 Plan for future equity award grants.
Stock-based compensation awards outstanding under Wesco's plans comprise stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on at least an annual basis. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards that were granted under the 1999 Plan vest fully on the third anniversary of the date of grant, except for the special award described below, which vested in tranches. Restricted stock units awarded under the 2021 Plan vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels, as described below. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the target level.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco's determination of whether it is probable that the performance targets will be achieved.
Wesco recognized $48.1 million, $46.4 million and $30.8 million of non-cash stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in selling, general and administrative expenses for all such periods. As of December 31, 2023, there was $50.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
2024	$32.2
2025	16.1
2026	1.9

The aggregate intrinsic value of awards exercised during the years ended December 31, 2023, 2022, and 2021 was $172.8 million, $68.3 million, and $69.7 million, respectively. The gross income tax benefit associated with the exercise of stock-based awards totaled $40.8 million, $15.8 million, and $16.8 million in 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023, 2022 and 2021, Wesco granted the following stock options, stock-settled stock appreciation rights, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Year Ended December 31,
	2023	2022	2021
Stock options granted	78,729	92,799	—
Weighted-average fair value	$76.69	$57.15	n/a

Stock-settled stock appreciation rights granted	—	—	139,592
Weighted-average fair value	n/a	n/a	$33.19

Restricted stock units granted	177,659	234,800	314,480
Weighted-average fair value	$169.65	$122.13	$77.81

Performance-based awards granted(1)	212,656	83,991	122,812
Weighted-average fair value(1)	$87.04	$122.09	$76.76
(1)    As described further below, the year ended December 31, 2023 includes performance-based awards granted in February 2020 for which actual achievement levels were certified in February 2023, as well as performance-based awards granted during the year ended December 31, 2023.
The fair values of stock options and stock-settled stock appreciation rights, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Year Ended December 31,
	2023	2022	2021
Risk free interest rate	4.1%	2.0%	0.8%
Expected life (in years)	5	7	7
Expected volatility	50%	43%	41%
Expected dividend yield	0.89%	n/a	n/a
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company's daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company's common stock at date of grant using the current year projected dividend distribution rate. The Company did not pay dividends to holders of its common stock during the years ended December 31, 2022 and 2021.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of stock options and related information for the periods presented:

	Year Ended December 31,
	2023				2022
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price
Beginning of year	87,347	$121.55			—	$—
Granted	78,729	169.72			92,799	121.58
Exercised	(1,279)	122.09			—	—
Forfeited	(1,715)	148.67			(5,452)	122.09
End of year	163,082	144.51	8.6	$4.8	87,347	121.55
Exercisable at end of year	28,411	$121.53	8.1	$1.5	879	$122.09
For the year ended December 31, 2023, the aggregate intrinsic value of stock options exercised during such period was not material.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2023				2022		2021
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	1,248,115	$62.02			1,370,388	$62.09	2,161,556	$60.48
Granted	—	—			—	—	139,592	77.05
Exercised	(428,500)	66.70			(113,382)	61.90	(916,906)	60.70
Forfeited	(1,331)	74.57			(8,891)	73.35	(13,854)	54.42
End of year	818,284	59.55	5.0	$93.6	1,248,115	62.02	1,370,388	62.09
Exercisable at end of year	777,479	$58.64	4.9	$89.6	1,083,320	$61.91	1,001,708	$62.79
For the year ended December 31, 2023, the aggregate intrinsic value of stock-settled appreciation rights exercised during such period was $40.2 million.
The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2023		2022		2021
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	774,233	$73.79	974,162	$53.48	921,495	$43.15
Granted	177,659	169.65	234,800	122.13	314,480	77.81
Vested	(508,173)	59.72	(393,194)	53.13	(232,152)	44.10
Forfeited	(36,106)	137.28	(41,535)	66.30	(29,661)	63.86
Unvested at end of year	407,613	$127.49	774,233	$73.79	974,162	$53.48

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2023		2022		2021
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	335,329	$75.26	380,819	$59.23	305,269	$52.61
Granted(1)	212,656	87.04	83,991	122.09	122,812	76.76
Vested	(289,394)	48.32	(115,394)	54.64	(22,371)	62.80
Forfeited	(3,732)	111.00	(14,087)	60.75	(24,891)	61.26
Unvested at end of year	254,859	$115.15	335,329	$75.26	380,819	$59.23
(1)    Includes 63,098 performance-based awards granted in February 2023 with a fair value of $171.96 and three-year performance period ending December 31, 2025, and 144,697 of additional performance-based awards related to awards originally granted in February 2020 with a fair value of $48.32 and three-year performance period ended December 31, 2022 for which actual achievement levels were certified in February 2023. Also includes 3,074, 662, and 549 performance-based awards granted during the three months ended June 30, 2023, September 30, 2023, and December 31, 2023, respectively, with weighted-average fair values of $150.32, $115.04, and $115.21, respectively, and three-year performance periods ending December 31, 2025.
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
As of December 31, 2023, the Company had $60.9 million in outstanding letters of credit and guarantees.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
Communications & Security Solutions
The CSS segment, with approximately 4,400 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory, and IoT and digital services.
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
The following tables set forth financial information by reportable segment for the periods presented:

(In millions)	Year Ended December 31, 2023
	EES	CSS	UBS	Total
Net sales	$8,610.3	$7,152.2	$6,622.7	$22,385.2

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS	Total
Net sales	$8,823.3	$6,401.5	$6,195.3	$21,420.1

	Year Ended December 31, 2021
(In millions)	EES	CSS	UBS	Total
Net sales	$7,621.3	$5,715.2	$4,881.0	$18,217.5

(In millions)	Year Ended December 31, 2023
	EES	CSS	UBS
Adjusted EBITDA	$727.4	$683.8	$739.3
Adjusted EBITDA margin %	8.4%	9.6%	11.2%

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$851.3	$599.0	$677.3
Adjusted EBITDA margin %	9.6%	9.4%	10.9%

	Year Ended December 31, 2021
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$604.5	$480.8	$428.4
Adjusted EBITDA margin %	7.9%	8.4%	8.8%
The following tables set forth supplemental information by reportable segment for the periods presented:

(In millions)	Year Ended December 31, 2023
	EES	CSS	UBS	Corporate	Total
Depreciation and amortization	$43.3	$71.7	$25.0	$41.3	$181.3
Capital expenditures	10.3	7.9	19.5	54.6	92.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Depreciation and amortization	$42.6	$68.4	$23.3	$44.7	$179.0
Capital expenditures	9.1	4.8	9.2	76.4	99.4

(In millions)	Year Ended December 31, 2021
	EES	CSS	UBS	Corporate	Total
Depreciation and amortization	$56.0	$82.9	$22.4	$37.2	$198.6
Capital expenditures	4.5	3.2	5.2	41.9	54.7
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	December 31, 2023
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,553.6	$5,626.6	$3,908.5	$972.2	$15,060.9

	As of
	December 31, 2022
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,480.3	$5,504.0	$3,827.4	$999.9	$14,811.7

(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
The following table sets forth tangible long-lived assets, which include property, buildings and equipment, and operating lease assets, by geographic area:

	As of December 31,
	2023	2022
(In millions)
United States	$906.5	$790.1
Canada	182.1	167.0
Other International(1)	96.2	70.7
Total	$1,184.8	$1,027.8
(1)    No individual other international country's tangible long-lived assets are material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$668.7	$531.1	$712.5	$(1,204.2)	$708.1
Net (loss) income attributable to noncontrolling interests	(0.5)	1.6	—	(0.5)	0.6
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	225.9	225.9
Interest expense, net(1)	—	—	—	389.3	389.3
Depreciation and amortization	43.3	71.7	25.0	41.3	181.3
Other expense (income), net	10.1	74.2	(1.4)	(57.8)	25.1
Stock-based compensation expense(2)	5.8	5.2	3.2	31.3	45.5
Merger-related and integration costs(3)	—	—	—	55.4	55.4
Restructuring costs(4)	—	—	—	16.7	16.7
Adjusted EBITDA	$727.4	$683.8	$739.3	$(445.2)	$1,705.3
Adjusted EBITDA margin %	8.4%	9.6%	11.2%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2023 excludes $2.6 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$801.3	$527.0	$648.5	$(1,173.7)	$803.1
Net income attributable to noncontrolling interests	0.2	—	—	1.5	1.7
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	274.5	274.5
Interest expense, net(1)	—	—	—	294.4	294.4
Depreciation and amortization	42.6	68.4	23.3	44.7	179.0
Other (income) expense, net	(2.0)	(1.3)	2.0	8.3	7.0
Stock-based compensation expense(2)	9.2	4.9	3.5	23.4	41.0
Merger-related and integration costs(3)	—	—	—	67.4	67.4
Adjusted EBITDA	$851.3	$599.0	$677.3	$(401.9)	$1,725.6
Adjusted EBITDA margin %	9.6%	9.4%	10.9%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2022 excludes $5.4 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2021
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$543.6	$394.0	$412.7	$(942.4)	$408.0
Net income attributable to noncontrolling interests	0.3	—	—	0.7	1.0
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	115.5	115.5
Interest expense, net(1)	—	—	—	268.1	268.1
Depreciation and amortization	56.0	82.9	22.4	37.2	198.6
Other (income) expense, net(2)	(1.9)	1.3	—	(47.6)	(48.1)
Stock-based compensation expense(3)	6.4	2.6	2.1	14.6	25.7
Merger-related and integration costs(4)	—	—	—	158.5	158.5
Net gain on divestitures	—	—	(8.9)	—	(8.9)
Adjusted EBITDA	$604.5	$480.8	$428.4	$(338.0)	$1,175.7
Adjusted EBITDA margin %	7.9%	8.4%	8.8%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Corporate other non-operating income in the calculation of adjusted EBITDA for the year ended December 31, 2021 includes a $36.6 million curtailment gain resulting from the remeasurement of the Company's pension obligations in the U.S. and Canada due to amending certain terms of such defined benefit plans.

(3) Stock-based compensation expense in the calculation of adjusted EBITDA for the year ended December 31, 2021 excludes $5.1 million that is included in merger-related and integration costs.
(4) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, including digital transformation costs, as well as advisory, legal, and separation costs associated with the merger between the two companies.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, restructuring costs, and a net gain on the divestiture of Wesco's legacy utility and data communications businesses in Canada. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2023, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2023.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,643,838	$43.99	1,877,701
Equity compensation plans not approved by security holders	—	—	—
Total	1,643,838	$43.99	1,877,701

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
(b)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to Wesco’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of December 16, 2022	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated December 16, 2022

3.4	Certificate of Designations with respect to the Series A Preferred Stock, dated June 22, 2020	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated June 22, 2020

3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated July 17, 2020

4.1	Indenture, dated November 26, 2013, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated November 27, 2013

4.2	Form of 5.375% Unrestricted Note due 2021	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated November 27, 2013

4.3	Indenture, dated June 15, 2016, among WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 15, 2016

4.4	Form of 5.375% Unrestricted Note due 2024	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 15, 2016

4.5	Indenture, dated June 12, 2020, between WESCO International, Inc., WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.6	Form of 7.125% Senior Note due 2025	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.7	Form of 7.250% Senior Note due 2028	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
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
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated October 31, 2022

10.49	WESCO International, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of December 8, 2022	Incorporated by reference to Exhibit 10.49 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2022

10.50	Agreement, dated October 20, 2020, memorializing terms of employment of Akash Khurana by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	WESCO International, Inc. Compensation Recovery Policy	Filed herewith

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts(1)	Deductions(2)	end of period
Allowance for expected credit losses	(In millions)
Year Ended December 31, 2023	$46.5	$18.6	$—	$(9.2)	$55.9
Year Ended December 31, 2022	41.7	18.0	—	(13.2)	46.5
Year Ended December 31, 2021	23.9	12.9	13.7	(8.8)	41.7
(1)For the year ended December 31, 2021, the amount charged to other accounts primarily relates to the acquisition of Anixter.
(2)Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

	Balance at beginning	Charged to	Charged to other		Balance at
	of period	earnings	accounts	Deductions(1)	end of period
Allowance for deferred tax assets	(In millions)
Year Ended December 31, 2023	$33.7	$7.7	$—	$(17.9)	$23.5
Year Ended December 31, 2022	46.3	5.8	—	(18.4)	33.7
Year Ended December 31, 2021	60.6	1.1	1.8	(17.3)	46.3
(1)For the year ended December 31, 2023, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to certain foreign jurisdictions. For the years ended December 31, 2022 and 2021, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to foreign tax credit carryforwards.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 20, 2024

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 20, 2024
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	February 20, 2024
David S. Schulz	(Principal Financial Officer)

/s/ MATTHEW S. KULASA	Senior Vice President, Corporate Controller, and Chief Accounting Officer	February 20, 2024
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ GLYNIS A. BRYAN	Director	February 20, 2024
Glynis A. Bryan

/s/ ANNE M. COONEY	Director	February 20, 2024
Anne M. Cooney

/s/ MATTHEW J. ESPE	Director	February 20, 2024
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 20, 2024
Bobby J. Griffin

/s/ SUNDARAM NAGARAJAN	Director	February 20, 2024
Sundaram Nagarajan

/s/ STEVEN A. RAYMUND	Director	February 20, 2024
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 20, 2024
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 20, 2024
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 20, 2024
Laura K. Thompson