Form 10-Q
period 2024-03-31
WESCO INTERNATIONAL INC
filed 2024-05-02
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2024, 50,827,576 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$984.1	$524.1
Trade accounts receivable, net of allowance for expected credit losses of $57.0 and $55.9 in 2024 and 2023, respectively	3,526.7	3,639.5
Other accounts receivable	346.2	430.5
Inventories	3,525.4	3,572.1
Prepaid expenses and other current assets	286.8	225.4
Current assets held for sale	243.6	—
Total current assets	8,912.8	8,391.6
Property, buildings and equipment, net of accumulated depreciation of $505.8 and $502.5 in 2024 and 2023, respectively	428.1	423.6
Operating lease assets	768.3	761.2
Intangible assets, net	1,831.0	1,857.6
Goodwill	3,182.5	3,262.3
Deferred income taxes	39.5	42.3
Other assets	311.2	322.3
Noncurrent assets held for sale	65.6	—
Total assets	$15,539.0	$15,060.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,974.3	$2,431.5
Accrued payroll and benefit costs	147.9	191.7
Short-term debt and current portion of long-term debt	11.1	8.6
Other current liabilities	833.9	756.6
Current liabilities held for sale	68.7	—
Total current liabilities	4,035.9	3,388.4
Long-term debt, net of debt discount and debt issuance costs of $65.5 and $43.0 in 2024 and 2023, respectively	5,183.8	5,313.1
Operating lease liabilities	643.5	641.7
Deferred income taxes	457.7	451.9
Other noncurrent liabilities	237.2	233.9
Noncurrent liabilities held for sale	3.1	—
Total liabilities	$10,561.2	$10,029.0
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2024 and 2023	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,551,438 and 69,278,677 shares issued, and 50,821,334 and 50,897,122 shares outstanding in 2024 and 2023, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2024 and 2023, respectively	—	—
Additional capital	2,032.9	2,037.1
Retained earnings	4,462.6	4,391.7
Treasury stock, at cost; 23,069,535 and 22,720,986 shares in 2024 and 2023, respectively	(1,111.8)	(1,060.4)
Accumulated other comprehensive loss	(401.7)	(332.0)
Total WESCO International, Inc. stockholders’ equity	4,982.7	5,037.1
Noncontrolling interests	(4.9)	(5.2)
Total stockholders’ equity	4,977.8	5,031.9
Total liabilities and stockholders’ equity	$15,539.0	$15,060.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2024	2023
Net sales	$5,350.0	$5,521.9
Cost of goods sold (excluding depreciation and amortization)	4,212.1	4,313.4
Selling, general and administrative expenses	829.4	817.7
Depreciation and amortization	45.5	44.4
Income from operations	263.0	346.4
Interest expense, net	94.4	95.0
Other expense, net	21.6	10.1
Income before income taxes	147.0	241.3
Provision for income taxes	30.9	44.1
Net income	116.1	197.2
Less: Net income attributable to noncontrolling interests	0.3	0.1
Net income attributable to WESCO International, Inc.	115.8	197.1
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$101.4	$182.7

Earnings per share attributable to common stockholders
Basic	$1.99	$3.58
Diluted	$1.95	$3.48

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(71.6)	17.0
Post-retirement benefit plan adjustments, net of tax	1.9	—
Other comprehensive (loss) income:	(69.7)	17.0
Comprehensive income	46.4	214.2
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1
Less: Preferred stock dividends	14.4	14.4
Comprehensive income attributable to common stockholders	$31.7	$199.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended
	March 31
	2024	2023
Operating activities:
Net income	$116.1	$197.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45.5	44.4
Stock-based compensation expense	10.1	11.7
Amortization of debt discount and debt issuance costs	4.1	3.6
Pension settlement cost	5.5	—
Deferred income taxes	5.2	11.6
Other operating activities, net	(0.3)	0.3

Changes in assets and liabilities:
Trade accounts receivable, net	(116.1)	(133.5)
Other accounts receivable	78.9	91.5
Inventories	5.5	(223.8)
Other current and noncurrent assets	(60.1)	(25.2)
Accounts payable	620.9	(86.5)
Accrued payroll and benefit costs	(44.0)	(149.6)
Other current and noncurrent liabilities	75.0	2.9
Net cash provided by (used in) operating activities	746.3	(255.4)
Investing activities:
Capital expenditures	(20.4)	(13.9)
Other investing activities, net	3.9	1.3
Net cash used in investing activities	(16.5)	(12.6)
Financing activities:
Proceeds from short-term debt, net	—	(4.8)
Repayment of 5.50% Anixter Senior Notes due 2023	—	(58.6)
Proceeds from issuance of long-term debt	2,470.0	968.3
Repayments of long-term debt	(2,585.1)	(723.9)
Payments for taxes related to net-share settlement of equity awards	(25.2)	(51.6)
Repurchases of common stock	(50.0)	—
Payment of common stock dividends	(20.9)	(19.2)
Payment of preferred stock dividends	(14.4)	(14.4)
Debt issuance costs	(26.6)	—
Other financing activities, net	(2.3)	(7.2)
Net cash (used in) provided by financing activities	(254.5)	88.6

Effect of exchange rate changes on cash and cash equivalents	(13.9)	1.2
Net change in cash and cash equivalents	461.4	(178.2)
Cash and cash equivalents at the beginning of period	524.1	527.3
Cash and cash equivalents at the end of period	$985.5	$349.1
Supplemental disclosures:
Cash paid for interest	$37.0	$37.6
Cash paid for income taxes	$71.2	$36.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$90.0	$59.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	429,611					0.3		(0.9)	(5,402)			(0.6)
Stock-based compensation expense							10.1						10.1
Repurchases of common stock, including excise taxes									(50.5)	(343,147)			(50.5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(156,850)					(14.6)	(9.6)					(24.2)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								115.8					115.8
Common stock dividends								(20.9)					(20.9)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												(69.7)	(69.7)
Balance, March 31, 2024	$0.7	69,551,438	$—	4,339,431	$—	21,612	$2,032.9	$4,462.6	$(1,111.8)	(23,069,535)	$(4.9)	$(401.7)	$4,977.8

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.1)	(22,115,653)	$(4.7)	$(377.7)	$4,449.6
Exercise of stock-based awards	—	811,309					0.3		(12.9)	(79,817)			(12.6)
Stock-based compensation expense							11.7						11.7
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(236,953)					(14.2)	(24.5)					(38.7)
Noncontrolling interests											0.1		0.1
Net income attributable to WESCO International, Inc.								197.1					197.1
Common stock dividends								(19.2)					(19.2)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other							0.1	(1.0)				17.0	16.1
Balance, March 31, 2023	$0.7	69,110,060	$—	4,339,431	$—	21,612	$2,003.3	$3,933.0	$(982.0)	(22,195,470)	$(4.6)	$(360.7)	$4,589.7

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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited Consolidated Financial Statements as of that date, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2024, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Recently Adopted and Recently Issued Accounting Standards and Disclosure Rules
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the first quarter of 2023, except for the amendment on rollforward information, which the Company will begin disclosing in its Annual Report on Form 10-K for the year ending December 31, 2024. The adoption of this ASU resulted in additional disclosure of the Company's supplier finance program, as described below.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In March 2024, the SEC issued final climate-related disclosure rules requiring disclosure of material climate-related risks, board and management governance of such risks, and material direct and indirect greenhouse gas emissions. The rules also require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions. Disclosures will be made prospectively, with phased-in effective dates starting with fiscal years beginning on or after January 1, 2025. In April 2024, the SEC voluntarily stayed implementation of the climate-related disclosure rules, pending completion of judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. Management is currently evaluating the impact that these rules could have on its consolidated financial statements and notes thereto.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Wesco’s financial position, results of operations or cash flows.
Supplier Finance Programs
The Company has supplier finance programs that are administered by intermediaries. Under these arrangements, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction or fees paid by the supplier, which is paid to the supplier by third-party finance providers. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 180 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance providers. The Company does not provide assets pledged as security or other forms of guarantees to the finance providers or intermediaries under these arrangements. As of March 31, 2024 and December 31, 2023, the amounts due to suppliers that participate in the Company’s supplier finance program were approximately $21.7 million and $32.6 million, respectively, which are included in accounts payable in the Condensed Consolidated Balance Sheet.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities as held for sale in the Condensed Consolidated Balance Sheet when management has the authority and commits to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the plan to sell have been initiated and it is probable that the sale of the assets will occur within one year. Prior period balances are not reclassified. Once classified as held for sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs.
Cash and cash equivalents as of March 31, 2024 shown in the Condensed Consolidated Statement of Cash Flows for the three months then ended includes $984.1 million of cash and cash equivalents and $1.4 million of cash included in current assets held for sale.
3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended
	March 31
(In millions)	2024	2023
Electrical & Electronic Solutions	$2,099.0	$2,135.1
Communications & Security Solutions	1,670.1	1,732.0
Utility & Broadband Solutions	1,580.9	1,654.8
Total by segment	$5,350.0	$5,521.9

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended
	March 31
(In millions)	2024	2023
United States	$3,997.6	$4,090.5
Canada	718.5	759.4
Other International(1)	633.9	672.0
Total by geography(2)	$5,350.0	$5,521.9
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment. At March 31, 2024 and December 31, 2023, $150.3 million and $111.9 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $42.8 million and $21.0 million of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balances as of December 31, 2023 and 2022, respectively.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of March 31, 2024 and December 31, 2023, the Company had contract assets of $34.3 million and $35.4 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue for the three months ended March 31, 2024 and 2023 by approximately $110.8 million and $96.5 million, respectively. As of March 31, 2024 and December 31, 2023, the Company's estimated product return obligation was $37.4 million and $41.3 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $69.6 million and $76.9 million for the three months ended March 31, 2024 and 2023, respectively.
4. ACQUISITIONS
Rahi Systems Holdings, Inc.
On November 1, 2022, through its wholly-owned subsidiary WESCO Distribution, Inc. (“Wesco Distribution”), the Company acquired 100% of the equity securities of Rahi Systems Holdings, Inc. (“Rahi Systems” or “Rahi”). Headquartered in Fremont, California, Rahi Systems is a leading provider of global hyperscale data center solutions with over 900 employees in 25 countries. Rahi’s expertise with complex information technology projects and global presence strengthen Wesco’s data center solution offerings. Wesco Distribution funded the purchase price paid at closing with cash on hand as well as borrowings under its accounts receivable securitization and revolving credit facilities.
The estimated fair values of assets acquired and liabilities assumed were based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. As the Company obtained additional information during the measurement period, it recorded adjustments to its preliminary estimates of fair value, which were as of November 1, 2022. During the fourth quarter of 2023, the Company finalized its allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed in the acquisition of Rahi. The Company recorded adjustments to inventories of $19.6 million, other current and non-current assets of $6.4 million, accounts payable of $28.0 million, deferred income taxes of $7.2 million, and other current and non-current liabilities of $6.1 million. The net impact of these adjustments was an increase to goodwill of $0.9 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The results of operations of Rahi Systems are included in Wesco’s unaudited Condensed Consolidated Financial Statements beginning on November 1, 2022, the acquisition date. For the three months ended March 31, 2024 and 2023, the Condensed Consolidated Statements of Income include $108.8 million and $136.3 million of net sales, respectively, and an immaterial amount of income from operations for Rahi Systems. The Company has not presented supplemental pro forma revenue and earnings of the combined business as the acquisition of Rahi Systems is not material to Wesco’s unaudited Condensed Consolidated Financial Statements.
5. ASSETS AND LIABILITIES HELD FOR SALE
On February 22, 2024, Wesco Distribution entered into a definitive agreement to sell 100% of the equity interests of its Wesco Integrated Supply (“WIS”) business. The WIS business, located primarily in the U.S. and Canada, is part of the UBS segment and provides products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The sale was completed on April 1, 2024. Refer to Note 16, “Subsequent Events” for further information.
The following is a summary of the major categories of current and noncurrent assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet:

As of
March 31, 2024
(In millions)
Cash and cash equivalents	$1.4
Trade accounts receivable, net	214.9
Other accounts receivable	3.5
Inventories	21.4
Prepaid expenses and other current assets	2.4
Total current assets held for sale	243.6
Property, buildings and equipment, net	3.4
Operating lease assets	3.4
Goodwill	58.1
Other assets	0.7
Total assets held for sale	$309.2

Accounts payable	$67.8
Accrued payroll and benefit costs	0.4
Other current liabilities	0.5
Total current liabilities held for sale	68.7
Operating lease liabilities	3.1
Total liabilities held for sale	$71.8
Income before income taxes attributable to the WIS business was $11.5 million and $11.4 million for the three months ended March 31, 2024 and 2023, respectively.
The sale of the WIS business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore does not meet the criteria to be classified as discontinued operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

6. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	Three Months Ended
	March 31, 2024
	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1	$838.1	$1,211.6	$1,212.6	$3,262.3
Foreign currency exchange rate changes	(12.2)	(3.8)	(5.7)	(21.7)
Reclassified as assets held for sale(1)	—	—	(58.1)	(58.1)
Ending balance, March 31	$825.9	$1,207.8	$1,148.8	$3,182.5
(1)    Represents the amount of goodwill that is classified as held for sale related to the sale of the WIS business, as disclosed in Note 5, “Assets and Liabilities Held for Sale”.
The components of intangible assets are as follows:

		As of
		March 31, 2024			December 31, 2023
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$792.1	$—	$792.1	$793.0	$—	$793.0
Customer relationships	10 - 20	1,511.3	(480.5)	1,030.8	1,519.9	(464.4)	1,055.5
Distribution agreements	15 and 19	29.2	(26.5)	2.7	29.2	(26.0)	3.2
Trademarks	5 and 12	15.5	(10.1)	5.4	15.5	(9.6)	5.9
		$2,348.1	$(517.1)	$1,831.0	$2,357.6	$(500.0)	$1,857.6
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $21.9 million and $22.0 million for the three months ended March 31, 2024 and 2023, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2024	$64.0
2025	82.8
2026	77.5
2027	74.6
2028	72.9
Thereafter	667.1
Total	$1,038.9

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
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards that were granted under the Company’s 1999 Long-Term Incentive Plan, as amended and restated, vest fully on the third anniversary of the date of grant. Restricted stock units awarded under the WESCO International, Inc. 2021 Omnibus Incentive Plan, which was adopted on May 27, 2021, vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels, as described below. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the greater of the target level or actual.
Performance-based awards are based on two equally-weighted performance measures: the three-year average growth rate of Wesco’s net income attributable to common stockholders and the three-year cumulative return on net assets. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco’s determination of whether it is probable that the performance targets will be achieved.
During the three months ended March 31, 2024 and 2023, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2024	March 31, 2023
Stock options granted	85,425	75,182
Weighted-average fair value	$72.05	$76.77

Restricted stock units granted	202,299	170,569
Weighted-average fair value	$152.10	$171.03

Performance-based awards granted(1)	192,995	208,371
Weighted-average fair value(1)	$108.72	$85.94
(1)    As described further below, the three months ended March 31, 2024 includes performance-based awards granted in February 2021 for which actual achievement levels were certified in February 2024, as well as performance-based awards granted during the three months ended March 31, 2024.
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended
	March 31, 2024	March 31, 2023
Risk free interest rate	4.2%	4.1%
Expected life (in years)	5	5
Expected volatility	55%	50%
Expected dividend yield	1.09%	0.88%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company’s daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company’s common stock at date of grant using the current fiscal year projected dividend distribution rate.
The following table sets forth a summary of stock options and related information for the three months ended March 31, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	163,082	$144.51
Granted	85,425	152.07
Exercised	(2,326)	122.09
Forfeited	(4,327)	155.67
Outstanding at March 31, 2024	241,854	$147.20	8.9	$5.9
Exercisable at March 31, 2024	77,608	$136.81	8.2	$2.7
For the three months ended March 31, 2024, the aggregate intrinsic value of stock options exercised during such period was not material.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	818,284	$59.55
Granted	—	—
Exercised	(26,413)	63.82
Forfeited	(244)	85.35
Outstanding at March 31, 2024	791,627	$59.40	4.8	$88.6
Exercisable at March 31, 2024	790,495	$59.37	4.8	$88.5
For the three months ended March 31, 2024, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $2.8 million.
The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	407,613	$127.49
Granted	202,299	152.10
Vested	(184,135)	116.57
Forfeited	(17,621)	138.41
Unvested at March 31, 2024	408,156	$144.03

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards and related information for the three months ended March 31, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	254,859	$115.15
Granted(1)	192,995	108.72
Vested	(223,042)	77.08
Forfeited	(4,226)	159.15
Unvested at March 31, 2024	220,586	$147.18
(1)    Includes 80,951 performance-based awards granted in February 2024 with a fair value of $152.07 and three-year performance period ending December 31, 2026, and 111,521 of additional performance-based awards related to awards originally granted in February 2021 with a fair value of $77.08 and three-year performance period ended December 31, 2023 for which actual achievement levels were certified in February 2024.
Wesco recognized $10.1 million and $11.7 million of non-cash stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses for such periods. As of March 31, 2024, there was $84.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2024	$34.2
2025	30.7
2026	16.7
2027	2.5
8. STOCKHOLDERS’ EQUITY
Share Repurchases
On May 31, 2022, the Company’s Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the three months ended March 31, 2024, the Company entered into spot repurchase transactions through a broker to purchase 343,147 shares of its common stock in the open market for cash totaling $50.5 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its Revolving Credit Facility. No shares of common stock were repurchased under the share repurchase authorization during the three months ended March 31, 2023.
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount per share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount per share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2	million

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three months ended March 31, 2024 and 2023, the Company's Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million each quarter.
9. EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended
	March 31
(In millions, except per share data)	2024	2023
Net income attributable to WESCO International, Inc.	$115.8	$197.1
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$101.4	$182.7
Weighted-average common shares outstanding used in computing basic earnings per share	50.9	51.0
Common shares issuable upon exercise of dilutive equity awards	1.0	1.5
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	51.9	52.5
Earnings per share attributable to common stockholders
Basic	$1.99	$3.58
Diluted	$1.95	$3.48
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended March 31, 2024 and 2023, there were approximately 0.2 million and 0.4 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

10. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
International lines of credit	$0.8	$1.0
Accounts Receivable Securitization Facility	638.0	1,550.0
Revolving Credit Facility	—	953.0
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	1,500.0	1,500.0
7.250% Senior Notes due 2028, less debt discount of $5.3 and $5.6 in 2024 and 2023, respectively	1,319.7	1,319.4
6.375% Senior Notes due 2029	900.0	—
6.625% Senior Notes due 2032	850.0	—
Finance lease obligations	42.3	31.4
Total debt	5,255.0	5,359.0
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.1
Less: Unamortized debt issuance costs	(60.2)	(37.4)
Less: Short-term debt and current portion of long-term debt	(11.1)	(8.6)
Total long-term debt	$5,183.8	$5,313.1
Accounts Receivable Securitization Facility
On March 8, 2024, Wesco Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of an Eighth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Eighth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator. The Eighth Receivables Amendment modified the receivables purchase agreement originally entered into on June 22, 2020 (the “Receivables Purchase Agreement”). The Eighth Receivables Amendment, among other things, (i) reduced the purchase limit under the Receivables Facility from $1,625 million to $1,550 million, (ii) increased the capacity to request increases in the purchase limit under the Receivables Facility from $125 million to $300 million, (iii) extended the termination date of the Receivables Facility to March 1, 2027, (iv) added a commercial paper funding option for any conduit purchaser funding its investment through issuances of notes, and (v) modified the drawn spread applicable to investments. No other material terms were changed.
Revolving Credit Facility
On March 6, 2024, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of a Sixth Amendment to Fourth Amended and Restated Credit Agreement (the “Sixth Revolver Amendment”). The Sixth Revolver Amendment amended the Revolving Credit Agreement to, among other things, modify the Canadian interest rate options and increase certain negative covenant baskets. No other material terms were changed.
6.375% Senior Notes due 2029
6.625% Senior Notes due 2032
On March 7, 2024, Wesco Distribution issued $900 million aggregate principal amount of 6.375% senior notes due 2029 (the “2029 Notes”) and $850 million aggregate principal amount of 6.625% senior notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”). The 2029 and 2032 Notes were issued at a price of 100% of the aggregate principal amount thereof. Wesco incurred costs related to the issuance of the 2029 Notes and 2032 Notes totaling $11.3 million and $10.6 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective lives of the notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The 2029 and 2032 Notes were issued pursuant to, and are governed by, an indenture (the “2029 and 2032 Notes Indenture”), dated as of March 7, 2024, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2029 and 2032 Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.
The Company intends to use the net proceeds from the issuance of the 2029 and 2032 Notes to redeem all of its outstanding 7.125% senior notes due 2025 (the “2025 Notes”) on or after June 15, 2024, the date at which Wesco Distribution may redeem the 2025 Notes at a redemption price equal to 100% of the principal amount, and for general corporate purposes. Prior to repaying the 2025 Notes, the Company used the net proceeds temporarily to repay a portion of the amounts outstanding under its Receivables Facility and repaid all of the outstanding borrowings under its Revolving Credit Facility. The Company intends to subsequently redraw under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2025 Notes.
The 2029 and 2032 Notes are unsecured and unsubordinated obligations of Wesco Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2029 Notes accrue interest at a rate of 6.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2029 Notes will mature on March 15, 2029. The 2032 Notes accrue interest at a rate of 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2032 Notes will mature on March 15, 2032.
Wesco Distribution may redeem all or a part of the 2029 Notes at any time prior to March 15, 2026 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to March 15, 2026, Wesco Distribution may redeem up to 35% of the original aggregate principal amount of the 2029 Notes with the net cash proceeds from certain equity offerings. At any time between March 15, 2026 and March 14, 2027, Wesco Distribution may redeem all or a part of the 2029 Notes at a redemption price equal to 103.188% of the principal amount. Between March 15, 2027 and March 14, 2028, Wesco Distribution may redeem all or a part of the 2029 Notes at a redemption price equal to 101.594% of the principal amount. On and after March 15, 2028, Wesco Distribution may redeem all or a part of the 2029 Notes at a redemption price equal to 100% of the principal amount.
Wesco Distribution may redeem all or a part of the 2032 Notes at any time prior to March 15, 2027 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, at any time prior to March 15, 2027, Wesco Distribution may redeem up to 35% of the original aggregate principal amount of the 2032 Notes with the net cash proceeds from certain equity offerings. At any time between March 15, 2027 and March 14, 2028, Wesco Distribution may redeem all or a part of the 2032 Notes at a redemption price equal to 103.313% of the principal amount. Between March 15, 2028 and March 14, 2029, Wesco Distribution may redeem all or a part of the 2032 Notes at a redemption price equal to 101.657% of the principal amount. On and after March 15, 2029, Wesco Distribution may redeem all or a part of the 2032 Notes at a redemption price equal to 100% of the principal amount.
The 2029 and 2032 Notes Indenture contains certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions or sell certain assets or merge or consolidate with or into other companies, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2029 and 2032 Notes receiving investment grade credit ratings.
The 2029 and 2032 Notes Indenture contains certain events of default, including, among other things, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2029 and 2032 Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the applicable series of the then-outstanding Notes to accelerate or, in certain cases, will automatically cause the acceleration of the amounts due under the applicable series of Notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

11. EMPLOYEE BENEFIT PLANS
The following table sets forth the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended March 31
(In millions)	2024	2023	2024	2023	2024	2023
	Domestic Plan(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$0.5	$1.2	$0.5	$1.2
Interest cost	1.0	2.6	3.3	2.8	4.3	5.4
Expected return on plan assets	(0.3)	(2.4)	(3.5)	(3.0)	(3.8)	(5.4)
Recognized actuarial gain(3)	—	—	(0.1)	(0.3)	(0.1)	(0.3)
Settlement	5.5	—	—	—	5.5	—
Net periodic pension cost	$6.2	$0.2	$0.2	$0.7	$6.4	$0.9
(1)    Defined as the Anixter Inc. Pension Plan, which was settled during the first quarter of 2024, as described below.
(2)    Defined as the EECOL Electric ULC Retirement Plan, the EECOL Electric ULC Supplemental Executive Retirement Plan, the Pension Plan for Employees of Anixter Canada Inc., and various defined benefit pension plans covering employees of foreign subsidiaries in Europe.
(3)    For the three months ended March 31, 2024 and 2023, no material amounts were reclassified from accumulated other comprehensive income into net income.
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net costs of $5.9 million for the three months ended March 31, 2024, and net benefits $0.3 million for the three months ended March 31, 2023, are presented as components of other expense, net.
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2024. Approximately $2.4 million was contributed during the three months ended March 31, 2024. The Company did not make any contributions to its domestic qualified pension plan during the three months ended March 31, 2024 due to the plan’s settlement, as described below.
Anixter Inc. Pension Plan Settlement
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.
The final settlement of the Anixter Inc. Pension Plan triggered a remeasurement of the related plan benefit obligations and assets as of February 29, 2024. The net effect of the plan remeasurement was a reduction of $30.6 million to the net funded status of the plan, which represented an excess plan asset reversion, and was accounted for as a negative employer contribution. The assets related to the excess plan asset reversion are included in other current assets in the Condensed Consolidated Balance Sheet as of March 31, 2024. Additionally, the Company incurred excise taxes of $4.8 million resulting from the excess plan asset reversion, which are recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Income during the three months ended March 31, 2024 and are included in other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2024.
During the three months ended March 31, 2024, the Company recognized settlement costs of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.
Other Employee Benefit Plans
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions.
Wesco incurred expenses of $18.8 million and $21.4 million for the three months ended March 31, 2024 and 2023, respectively, for its defined contribution plans.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of March 31, 2024 and December 31, 2023, the Company’s obligation under the Wesco Deferred Compensation Plan was $29.8 million and $27.4 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The assets of the Company’s various defined benefit plans primarily comprise common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value (“NAV”) of shares held in the underlying funds. Investments for which fair value is measured using the NAV per share practical expedient are not classified in the fair value hierarchy.
The Company uses a market approach to determine the fair value of its debt instruments, utilizing quoted prices in active markets, interest rates and other relevant information generated by market transactions involving similar instruments. Therefore, the inputs used to measure the fair value of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy.
The carrying value of Wesco’s debt instruments with fixed interest rates was $4,574.0 million and $2,823.7 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of this debt was $4,635.5 million and $2,880.3 million as of March 31, 2024 and December 31, 2023, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2024 and December 31, 2023.
The Company purchases foreign currency forward contracts to reduce the effect of fluctuations in foreign currency-denominated accounts on its earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties to ensure no issues exist that could affect the value of its derivatives.
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At March 31, 2024 and December 31, 2023, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $203.3 million and $168.4 million, at March 31, 2024 and December 31, 2023, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
13. COMMITMENTS AND CONTINGENCIES
From time to time, a number of lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to Wesco. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on Wesco’s financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on Wesco’s results of operations for that period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

14. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 and 2023 was 21.0% and 18.3%, respectively. For the three months ended March 31, 2024 and 2023, the effective tax rate reflects discrete income tax benefits of $7.7 million and $21.2 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the estimated annual effective tax rate in such periods by approximately 5.3 and 8.8 percentage points, respectively.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to liabilities for uncertain tax positions since December 31, 2023.
15. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company’s reportable segments. The Company’s chief operating decision maker evaluates the performance of its operating segments based on net sales, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), and adjusted EBITDA margin percentage.
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
The following tables set forth financial information by reportable segment for the periods presented:

(In millions)	Three Months Ended March 31, 2024
	EES	CSS	UBS	Total
Net sales	$2,099.0	$1,670.1	$1,580.9	$5,350.0

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS	Total
Net sales	$2,135.1	$1,732.0	$1,654.8	$5,521.9

(In millions)	Three Months Ended March 31, 2024
	EES	CSS	UBS
Adjusted EBITDA	$165.8	$127.2	$169.4
Adjusted EBITDA Margin %	7.9%	7.6%	10.7%

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS
Adjusted EBITDA	$183.0	$155.5	$187.7
Adjusted EBITDA Margin %	8.6%	9.0%	11.3%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(In millions)	Three Months Ended March 31, 2024
	EES	CSS	UBS
Depreciation and amortization	$11.2	$18.0	$7.0
Other expense, net	5.7	18.8	0.8

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS
Depreciation and amortization	$9.9	$18.0	$6.0
Other expense, net	0.5	0.8	0.6
The following table sets forth total assets by reportable segment for the periods presented:

	As of
	March 31, 2024
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,620.5	$5,502.9	$3,992.7	$1,422.9	$15,539.0

	As of
	December 31, 2023
(In millions)	EES	CSS	UBS	Corporate(1)	Total
Total assets	$4,553.6	$5,626.6	$3,908.5	$972.2	$15,060.9
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
The following table reconciles adjusted EBITDA by segment to income before income taxes, for the periods presented:

	Three Months Ended March 31,
(In millions)	2024	2023
Adjusted EBITDA by segment
EES	$165.8	$183.0
CSS	127.2	155.5
UBS	169.4	187.7
Total segment adjusted EBITDA	462.4	526.2
Less:
Corporate expenses not allocated to segments	150.4	132.1
Interest expense, net	94.4	95.0
Depreciation and amortization	45.5	44.4
Other expense, net	21.6	10.1
Stock-based compensation expense allocated to segments	3.5	3.3
Income before income taxes	$147.0	$241.3
Note: Adjusted EBITDA and Adjusted EBITDA margin % provide indicators of the Company’s performance and its ability to meet debt service requirements. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income) and non-cash stock-based compensation expense. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

16. SUBSEQUENT EVENTS
On April 1, 2024, Wesco Distribution completed the sale of its WIS business for total consideration of approximately $338.3 million, adjusted from the base purchase price of $350.0 million for estimated net working capital, estimated closing cash, and estimated closing indebtedness. The Company expects to recognize a gain on sale in the range of $88.0 million to $108.0 million in the second quarter of 2024. Upon closing, Wesco Distribution entered into certain Transition Services Agreements (“TSAs”) under which Wesco Distribution agreed to provide transition services to the purchaser for approximately nine months. The Company does not expect the revenues associated with these TSAs to be material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the “SEC”). In this Item 2, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include organic sales growth, earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA margin, financial leverage, adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating expense (income), adjusted provision for income taxes, adjusted income before income taxes, adjusted net income, adjusted net income attributable to WESCO International, Inc., adjusted net income attributable to common stockholders, and adjusted earnings per diluted share. We believe that these non-GAAP measures are helpful to users of our financial statements as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing users to more easily compare our financial performance from period to period. Management uses certain non-GAAP financial measures in its evaluation of the performance of the Company’s operating segments and in the determination of incentive compensation. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
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
Electrical & Electronic Solutions
The EES segment, with approximately 6,600 employees supporting customers in more than 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial, and original equipment manufacturer (“OEM”) markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions
The CSS segment, with approximately 4,300 employees supporting customers in more than 50 countries, is a global leader in the network infrastructure and security markets. CSS sells products directly to end-users or through various channels including data communications contractors, security, network, professional audio/visual and systems integrators. In addition to the core network infrastructure and security portfolio, CSS has a broad offering of safety and energy management solutions. CSS products are often combined with supply chain services to increase efficiency and productivity, including installation enhancement, project deployment, advisory and IoT and digital services.
Utility & Broadband Solutions
The UBS segment, with approximately 2,900 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies. The UBS segment also includes Wesco’s integrated supply (“WIS”) business, which provides products and services to large industrial and commercial end-users to support their MRO spend. In the first quarter of 2024, Wesco entered into an agreement to sell the WIS business. The sale was completed on April 1, 2024.
Overall Financial Performance
Our financial results for the first three months of 2024 compared to the first three months of 2023 reflect a single-digit decline in sales driven by a decrease in volume, partially offset by the benefits of price inflation, as well as margin contraction, and higher payroll and payroll-related expenses and costs to operate our facilities, partially offset by lower professional services and consulting fees and transportation costs.
Net sales for the first three months of 2024 decreased $171.9 million, or 3.1%, over the corresponding prior year period. The decrease reflects estimated volume decline of approximately 4% driven primarily by a decrease in volume for the UBS segment, with less significant decreases in the CSS and EES segments. This negative factor was partially offset by the estimated impact of changes in price of approximately 1%, as well as the positive impact of fluctuations in foreign exchange rates of 0.1%. Cost of goods sold as a percentage of net sales was 78.7% and 78.1% for the first three months of 2024 and 2023, respectively. The unfavorable increase of 60 basis points reflects a shift in sales mix, lower supplier volume rebates, inventory adjustments, and lower cash discounts.
Income from operations was $263.0 million for the first three months of 2024 compared to $346.4 million for the first three months of 2023, a decrease of $83.4 million, or 24.1%. Income from operations as a percentage of net sales was 4.9% for the current three-month period, compared to 6.3% for the first three months of the prior year. Income from operations for the first three months of 2024 includes restructuring costs of $8.0 million, digital transformation costs of $6.1 million, and excise taxes on excess pension plan assets of $4.8 million. Adjusted for these amounts, income from operations was 5.3% of net sales for the first three months of 2024. For the first three months of 2023, income from operations was 6.6% of net sales, as adjusted for merger-related and integration costs of $11.2 million, and digital transformation costs of $8.3 million. For the three months ended March 31, 2024, income from operations declined compared to the prior year due to a decline in sales and higher cost of goods sold as a percentage of net sales, as well as higher salaries due to wage inflation and an increase in costs to operate our facilities, primarily due to rental cost increases. These negative factors were partially offset by a decrease in professional services and consulting fees and volume-related costs such as transportation.
Earnings per diluted share for the first three months of 2024 was $1.95, based on 51.9 million diluted shares, compared to $3.48 for the first three months of 2023, based on 52.5 million diluted shares, a decrease of 44.0%. Adjusted for restructuring costs, digital transformation costs, excise taxes on excess pension plan assets and pension settlement cost, and the related income tax effects, earnings per diluted share for the first three months of 2024 was $2.30. Adjusted for merger-related and integration costs, digital transformation costs, and the related income tax effects, earnings per diluted share for the first three months of 2023 was $3.75. Adjusted earnings per diluted share decreased 38.7% year-over-year.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating cash flow for the first three months of 2024 was $746.3 million. Net cash provided by operating activities included net income of $116.1 million and non-cash adjustments to net income totaling $70.1 million, which primarily consisted of depreciation and amortization of $45.5 million, stock-based compensation expense of $10.1 million, amortization of debt discount and debt issuance costs of $4.1 million, pension settlement cost of $5.5 million, and deferred income taxes of $5.2 million. Operating cash flow was positively impacted by net changes in assets and liabilities of $560.1 million, which primarily consisted of an increase in accounts payable of $620.9 million, primarily due to the impact of a system conversion, the timing of inventory purchases, and a bank holiday at the end of the quarter that delayed payments, partially offset by an increase in trade accounts receivable of $116.1 million due to the timing of receipts from customers. These cash inflows were partially offset by the payment of management incentive compensation earned in 2023, which resulted in a cash outflow of approximately $49.2 million in the first three months of 2024, which was partially offset by the accrual of management incentive compensation earned in the current year.
Investing activities primarily included $20.4 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and capital leases and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing activities primarily consisted of proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $953.0 million related to our revolving credit facility (the “Revolving Credit Facility”), net repayments of $912.0 million related to our accounts receivable securitization facility (the “Receivables Facility”), and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first three months of 2024 also included $50.0 million of common stock repurchases, $25.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and $20.9 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively.
Financing Availability
As of March 31, 2024, we had $1.7 billion in total available borrowing capacity under our Revolving Credit Facility and $846.8 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility both mature in March 2027. As of March 31, 2024, we also had $8.2 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Results of Operations
First Quarter of 2024 versus First Quarter of 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	March 31, 2024	March 31, 2023	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,350.0	$5,521.9	(3.1)%	—%	0.1%	—%	(3.2)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first quarter of 2024 compared to the first quarter of 2023.
Net sales were $5.4 billion for the first quarter of 2024 compared to $5.5 billion for the first quarter of 2023, a decrease of 3.1%. Adjusting for the favorable impact from fluctuations in foreign exchange rates of 0.1%, organic sales for the first quarter of 2024 declined by 3.2%, reflecting an approximately 4% decline in volume, driven by declines in all three segments, partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
Cost of Goods Sold
Cost of goods sold for the first quarter of 2024 was $4.2 billion compared to $4.3 billion for the first quarter of 2023, a decrease of $0.1 billion. Cost of goods sold as a percentage of net sales was 78.7% and 78.1% for the first quarter of 2024 and 2023, respectively. The unfavorable increase of 60 basis points reflects a shift in sales mix, lower supplier volume rebates due to the decrease in inventory purchases as a result of the lower sales volume noted above, inventory adjustments, and lower cash discounts.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first quarter of 2024 totaled $829.4 million versus $817.7 million for the first quarter of 2023, an increase of $11.7 million, or 1.4%. As a percentage of net sales, SG&A expenses were 15.5% and 14.8% for the first quarter of 2024 and 2023, respectively. SG&A expenses for the first quarter of 2024 include $8.0 million of restructuring costs, $6.1 million of digital transformation costs, and $4.8 million of excise taxes on excess pension plan assets. SG&A expenses for the first quarter of 2023 include merger-related and integration costs of $11.2 million and digital transformation costs of $8.3 million. Adjusted for digital transformation costs, restructuring costs, and excise taxes on excess pension plan assets, SG&A expenses were $810.5 million, or 15.1% of net sales, for the first quarter of 2024. Adjusted for merger-related and integration costs and digital transformation costs, SG&A expenses were $798.2 million, or 14.5% of net sales, for the first quarter of 2023.
SG&A payroll and payroll-related expenses for the first quarter of 2024 of $524.1 million increased by $11.9 million compared to the same period in 2023 as a result of higher salaries of $22.9 million due to wage inflation, partially offset by the impact of headcount reductions taken at the end of the second quarter of 2023. This increase in salaries is partially offset by a decrease in other payroll expenses of $9.1 million, primarily driven by a reduction in long-term incentive plan expense.
SG&A expenses not related to payroll and payroll-related costs for the first quarter of 2024 were $305.3 million, a decrease of $0.2 million compared to the same period in 2023, which primarily reflects a decrease of $8.9 million in professional service and consulting fees, including decreases in merger-related and integration costs and costs related to digital transformation initiatives, and a decrease of $7.3 million in transportation costs due to the decrease in sales volume noted above. These decreases were partially offset by higher costs to operate our facilities of $7.9 million, higher information technology costs of $4.8 million, and an increase of $4.2 million in taxes, due to the excise taxes on excess pension assets in the first quarter of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization
Depreciation and amortization increased $1.1 million to $45.5 million for the first quarter of 2024 compared to $44.4 million for the first quarter of 2023.
Income from Operations
Income from operations was $263.0 million for the first quarter of 2024 compared to $346.4 million for the first quarter of 2023. The decrease of $83.4 million, or 24.1%, reflects a decrease in sales due to volume declines, higher cost of goods sold as a percentage of net sales, and higher SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $94.4 million for the first quarter of 2024 compared to $95.0 million for the first quarter of 2023.
Other Expense, net
Other non-operating expense totaled $21.6 million for the first quarter of 2024 compared to $10.1 million for the first quarter of 2023. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $17.4 million for the first quarter of 2024 compared to a net loss of $9.5 million for the first quarter of 2023. We recognized net costs of $5.9 million and net benefits $0.3 million associated with the non-service cost components of net periodic pension cost (benefit) for the three months ended March 31, 2024 and 2023, respectively. Net costs associated with the non-service cost components of net periodic pension cost (benefit) for the first quarter of 2024 includes pension settlement cost of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan as a result of the final settlement of the plan. Adjusted for this amount, other non-operating expense was $16.1 million for the first quarter of 2024.
Income Taxes
The provision for income taxes was $30.9 million for the first quarter of 2024 compared to $44.1 million for the corresponding quarter of the prior year, resulting in effective tax rates of 21.0% and 18.3%, respectively. The higher effective tax rate in the current quarter is due to lower discrete income tax benefits resulting from the exercise and vesting of stock-based awards as compared to the prior year period.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $101.4 million and $1.95, respectively, for the first quarter of 2024 compared to $182.7 million and $3.48, respectively, for the first quarter of 2023. Adjusted for restructuring costs, digital transformation costs, excise taxes on excess pension plan assets, pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $119.2 million and $2.30, respectively, for the three months ended March 31, 2024. Adjusted for merger-related and integration costs, digital transformation costs, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $196.9 million and $3.75, respectively, for the three months ended March 31, 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $340.4 million for the first quarter of 2024, compared to $420.7 million for the first quarter of 2023. Adjusted EBITDA decreased $80.3 million, or 19.1% year-over-year. The decrease primarily reflects the $171.9 million decrease in net sales and a $11.7 million increase in SG&A expenses, partially offset by a corresponding decrease in cost of goods sold of $101.3 million, as described above. Included in the increase in SG&A expenses are restructuring costs of $8.0 million, cloud computing arrangement amortization of $2.9 million, and excise taxes on excess pension plan assets of $4.8 million, partially offset by the lack of merger-related and integration costs in the first quarter of 2024 compared to $11.2 million in the first quarter of 2023, as well as a year-over-year decrease in digital transformation costs of $2.2 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended March 31, 2024. As further described below and in Note 15, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2024	March 31, 2023	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,099.0	$2,135.1	(1.7)%	—%	0.1%	—%	(1.8)%
Adjusted EBITDA	$165.8	$183.0
Adjusted EBITDA Margin %	7.9%	8.6%
EES reported net sales of $2,099.0 million for the first quarter of 2024 compared to $2,135.1 million for the first quarter of 2023, a decrease of $36.1 million, or 1.7%. Adjusting for the favorable impact from fluctuations in foreign exchange rates of 0.1%, EES organic sales for the first quarter of 2024 declined by 1.8%, reflecting volume declines of approximately 3%, primarily as a result of a decline in original equipment manufacturers, partially offset by continued momentum in industrial. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
EES reported adjusted EBITDA of $165.8 million for the first quarter of 2024, or 7.9% of net sales, compared to $183.0 million for the first quarter of 2023, or 8.6% of net sales. Adjusted EBITDA decreased $17.2 million, or 9.4% year-over-year. The decrease primarily reflects the decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $10.6 million, which is inclusive of lower supplier volume rebates of approximately $8.2 million. SG&A expenses decreased $8.6 million as compared to the prior year, which was primarily attributed to a decrease in benefits of $5.4 million, decreased transportation costs of $1.2 million, driven by lower sales volume, decreased sales promotions of $1.0 million, and decreased bad debt expense of $1.1 million.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2024	March 31, 2023	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,670.1	$1,732.0	(3.6)%	—%	0.1%	—%	(3.7)%
Adjusted EBITDA	$127.2	$155.5
Adjusted EBITDA Margin %	7.6%	9.0%
CSS reported net sales of $1,670.1 million for the first quarter of 2024 compared to $1,732.0 million for the first quarter of 2023, a decrease of $61.9 million, or 3.6%. Adjusting for the favorable impact from fluctuations in foreign exchange rates of 0.1%, CSS organic sales for the first quarter of 2024 declined by 3.7%, reflecting volume declines of approximately 4%, primarily as a result of declines in security solutions and enterprise network infrastructure, partially offset by growth in data center solutions. Changes in price did not have a material impact on the year-over-year decline in CSS organic sales.
CSS reported adjusted EBITDA of $127.2 million for the first quarter of 2024, or 7.6% of net sales, compared to $155.5 million for the first quarter of 2023, or 9.0% of net sales. Adjusted EBITDA decreased $28.3 million, or 18.2% year-over-year. The decrease primarily reflects the decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $31.1 million, which is inclusive of lower supplier volume rebates of approximately $2.3 million, and an increase in inventory adjustments of $5.6 million. SG&A expenses decreased $1.9 million as compared to the prior year, which was primarily attributed to decreased transportation costs of $3.7 million and decreased commissions and incentives of $1.1 million, driven by lower sales volume. These decreases were partially offset by higher costs to operate our facilities of $1.3 million, which includes an increase in rents and the opening of a new facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2024	March 31, 2023	Reported	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,580.9	$1,654.8	(4.5)%	—%	0.1%	—%	(4.6)%
Adjusted EBITDA	$169.4	$187.7
Adjusted EBITDA Margin %	10.7%	11.3%
UBS reported net sales of $1,580.9 million for the first quarter of 2024 compared to $1,654.8 million for the first quarter of 2023, a decrease of $73.9 million, or 4.5%. Adjusting for the favorable impact from fluctuations in foreign exchange rates of 0.1%, UBS organic sales for the first quarter of 2024 declined by 4.6%, reflecting volume declines of approximately 7%, primarily as a result of a decline in broadband, with a less significant decline in utility. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS reported adjusted EBITDA of $169.4 million for the first quarter of 2024, or 10.7% of net sales, compared to $187.7 million for the first quarter of 2023, or 11.3% of net sales. Adjusted EBITDA decreased $18.3 million, or 9.7% year-over-year. The decrease primarily reflects the decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $59.6 million. SG&A expenses increased $4.0 million as compared to the prior year, which was primarily attributed to higher salaries of $5.2 million and higher costs to operate our facilities of $4.1 million. These increases were partially offset by a decrease in commissions and incentives of $2.5 million and a decrease in transportation costs of $1.1 million, driven by lower sales volumes.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$148.2	$88.4	$160.8	$(296.0)	$101.4
Net income (loss) attributable to noncontrolling interests	(0.4)	0.4	—	0.3	0.3
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	30.9	30.9
Interest expense, net(1)	—	—	—	94.4	94.4
Depreciation and amortization	11.2	18.0	7.0	9.3	45.5
Other expense (income), net	5.7	18.8	0.8	(3.7)	21.6
Stock-based compensation expense	1.1	1.6	0.8	6.6	10.1
Restructuring costs(2)	—	—	—	8.0	8.0
Digital transformation costs(3)	—	—	—	6.1	6.1
Excise taxes on excess pension plan assets(4)	—	—	—	4.8	4.8
Cloud computing arrangement amortization(5)	—	—	—	2.9	2.9
Adjusted EBITDA	$165.8	$127.2	$169.4	$(122.1)	$340.4
Adjusted EBITDA margin %	7.9%	7.6%	10.7%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3) Digital transformation costs include costs associated with certain digital transformation initiatives.
(4) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(5) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$171.3	$135.4	$180.3	$(304.3)	$182.7
Net income (loss) attributable to noncontrolling interests	(0.1)	0.2	—	—	0.1
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	44.1	44.1
Interest expense, net(1)	—	—	—	95.0	95.0
Depreciation and amortization	9.9	18.0	6.0	10.5	44.4
Other expense, net	0.5	0.8	0.6	8.2	10.1
Stock-based compensation expense(2)	1.4	1.1	0.8	7.1	10.4
Merger-related and integration costs(3)	—	—	—	11.2	11.2
Digital transformation costs(4)	—	—	—	8.3	8.3
Adjusted EBITDA	$183.0	$155.5	$187.7	$(105.5)	$420.7
Adjusted EBITDA margin %	8.6%	9.0%	11.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Stock-based compensation expense in the calculation of adjusted EBITDA for the three months ended March 31, 2023 excludes $1.3 million that is included in merger-related and integration costs.
(3) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.

(4) Digital transformation costs include costs associated with certain digital transformation initiatives.
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. For the three months ended March 31, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, restructuring costs, cloud computing arrangement amortization, and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan. For the three months ended March 31, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, and digital transformation costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$829.4	$817.7
Merger-related and integration costs(1)	—	(11.2)
Restructuring costs(2)	(8.0)	—
Digital transformation costs(3)	(6.1)	(8.3)
Excise taxes on excess pension plan assets(4)	(4.8)	—
Adjusted selling, general and administrative expenses	$810.5	$798.2

Adjusted Income from Operations:
Income from operations	$263.0	$346.4
Merger-related and integration costs(1)	—	11.2
Restructuring costs(2)	8.0	—
Digital transformation costs(3)	6.1	8.3
Excise taxes on excess pension plan assets(4)	4.8	—
Adjusted income from operations	$281.9	$365.9

Adjusted Other Expense, net:
Other expense, net	$21.6	$10.1
Pension settlement cost(5)	(5.5)	—
Adjusted other expense, net	$16.1	$10.1

Adjusted Provision for Income Taxes:
Provision for income taxes	$30.9	$44.1
Income tax effect of adjustments to income from operations(6)	6.6	5.3
Adjusted provision for income taxes	$37.5	$49.4
(1)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(4)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(5)    Pension settlement cost represents expense related to the final settlement of the Company's U.S. pension plan.
(6)    The adjustments to income from operations have been tax effected at a rate of approximately 27% for the three months ended March 31, 2024 and 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2024	March 31, 2023
(In millions, except per share data)
Adjusted income from operations	$281.9	$365.9
Interest expense, net	94.4	95.0
Adjusted other expense, net	16.1	10.1
Adjusted income before income taxes	171.4	260.8
Adjusted provision for income taxes	37.5	49.4
Adjusted net income	133.9	211.4
Net income attributable to noncontrolling interests	0.3	0.1
Adjusted net income attributable to WESCO International, Inc.	133.6	211.3
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$119.2	$196.9

Diluted shares	51.9	52.5
Adjusted earnings per diluted share	$2.30	$3.75
Note: For the three months ended March 31, 2024, SG&A expenses, income from operations, other non-operating expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, pension settlement cost and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan, and the related income tax effects. For the three months ended March 31, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude merger-related and integration costs, digital transformation costs, and the related income tax effect. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of March 31, 2024, we had approximately $1.7 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $846.8 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $678.8 million, provided liquidity of approximately $3.2 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
As described in Note 10, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 7, 2024, Wesco Distribution issued $900 million aggregate principal amount of 6.375% senior notes due 2029 (the “2029 Notes”) and $850 million aggregate principal amount of 6.625% senior notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”). We intend to use the net proceeds from the issuance of the 2029 and 2032 Notes to redeem all of our outstanding 7.125% senior notes due 2025 (the “2025 Notes”) on or after June 15, 2024 and for general corporate purposes. Prior to repaying the 2025 Notes, we used the net proceeds temporarily to repay a portion of the amounts outstanding under our Receivables Facility and repaid all of the outstanding borrowings under our Revolving Credit Facility. We intend to subsequently redraw under our Receivables Facility and Revolving Credit Facility in an aggregate amount sufficient to redeem the 2025 Notes.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2023, however, interest rates have remained stable in 2024. Further increases will raise the rates we pay on our variable rate debt and will contribute to higher interest expense versus prior periods.
As of March 31, 2024, approximately 87% of our debt portfolio consisted of fixed rate debt. As noted above, we used the net proceeds from our issuance of the 2029 and 2032 Notes to repay a portion of the amounts outstanding under our Receivables Facility and all of the outstanding borrowings under our Revolving Credit Facility, which are both variable rate

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

facilities and we intend to subsequently redraw under our Receivables Facility and Revolving Credit Facility in an aggregate amount sufficient to redeem the 2025 Notes, which represents fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at returning capital to shareholders through our existing share repurchase authorization, debt reduction, digital transformation initiatives, the payment of dividends, or potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of March 31, 2024.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.6x as of March 31, 2024 and 2.8x as of December 31, 2023.
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	March 31, 2024	December 31, 2023
(In millions of dollars, except ratio)
Net income attributable to common stockholders	$626.8	$708.1
Net income attributable to noncontrolling interests	0.8	0.6
Preferred stock dividends	57.4	57.4
Provision for income taxes	212.6	225.9
Interest expense, net	388.7	389.3
Depreciation and amortization	182.3	181.3
EBITDA	$1,468.6	$1,562.6
Other expense, net	36.6	25.1
Stock-based compensation expense	45.2	45.5
Merger-related and integration costs(1)	8.1	19.3
Restructuring costs(2)	24.8	16.7
Digital transformation costs(3)	33.9	36.1
Excise taxes on excess pension plan assets(4)	4.8	—
Cloud computing arrangement amortization(5)	2.9	—
Adjusted EBITDA	$1,624.9	$1,705.3

	As of
	March 31, 2024	December 31, 2023
Short-term debt and current portion of long-term debt, net	$11.1	$8.6
Long-term debt, net	5,183.8	5,313.1
Debt discount and debt issuance costs(6)	65.5	43.0
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(6)	(0.1)	(0.1)
Total debt	5,260.3	5,364.6
Less: Cash and cash equivalents(7)	985.5	524.1
Total debt, net of cash	$4,274.8	$4,840.5

Financial leverage ratio	2.6	2.8
(1)Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

(3)Digital transformation costs include costs associated with certain digital transformation initiatives, which have historically been included in merger-related and integration costs in prior years.
(4)Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(5)Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(6)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
(7)Includes $1.4 million of cash and cash equivalents classified as held for sale, as disclosed in Note 5, “Assets and Liabilities Held for Sale”.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, digital transformation costs, restructuring costs, cloud computing arrangement amortization, and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan.
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax imposed on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income (“GILTI”) tax regime imposed by the Tax Cuts and Jobs Act of 2017. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries. Therefore, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of March 31, 2024, we had no balance outstanding on the Revolving Credit Facility and $638.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $10.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of March 31, 2024, there was $8.2 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit Facility. As of March 31, 2024, we had $0.8 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of March 31, 2024, see Note 10, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first three months of 2024 and 2023 follows:
Operating Activities
Net cash provided by operating activities for the first three months of 2024 totaled $746.3 million, compared to $255.4 million of cash used in operating activities for the first three months of 2023. Net cash provided by operating activities for the first three months of 2024 included net income of $116.1 million and non-cash adjustments to net income totaling $70.1 million, which primarily consisted of depreciation and amortization of $45.5 million, stock-based compensation expense of $10.1 million, pension settlement cost of $5.5 million, amortization of debt discount and debt issuance costs of $4.1 million, and deferred income taxes of $5.2 million.
Other sources of cash in the first three months of 2024 included an increase in accounts payable of $620.9 million primarily due to the impact of a system conversion, the timing of inventory purchases, and a bank holiday at the end of the quarter that delayed payments, a decrease in other accounts receivable of $78.9 million, due primarily to the collection of supplier volume rebates earned in 2023 in excess of income accrued during the current period, partially offset by an increase in sales tax and value-added tax receivables, and an increase in other current and noncurrent liabilities of $75.0 million, due to increases in accrued interest payable and deferred revenue, partially offset by a decrease in federal taxes payable. Net operating cash flow was also positively impacted by $5.5 million from a decrease in inventories. Primary uses of cash in the first three months of 2024 included an increase in trade accounts receivable of $116.1 million due to the timing of receipts from customers, an increase in other current and noncurrent assets of $60.1 million primarily due to excess pension plan assets, an increase in

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

supplier prepayments, as well as capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, and a decrease in accrued payroll and benefit costs of $44.0 million resulting primarily from the payment of management incentive compensation earned in 2023, as well as a decrease in accrued sales incentives, partially offset by the accrual of management incentive compensation earned in the current year.
Net cash used in operating activities for the first three months of 2023 totaled $255.4 million, which included net income of $197.2 million and non-cash adjustments to net income totaling $71.6 million, which primarily consisted of depreciation and amortization of $44.4 million, stock-based compensation expense of $11.7 million, deferred income taxes of $11.6 million, and amortization of debt discount and debt issuance costs of $3.6 million.
Other sources of cash in the first three months of 2023 included a decrease in other accounts receivable of $91.5 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the first three months of 2023. Primary uses of cash in the first three months of 2023 included an increase in inventories of $223.8 million as shipments from suppliers have accelerated due to an improving supply chain, a decrease in accrued payroll and benefit costs of $149.6 million resulting primarily from the payment of management incentive compensation earned in 2022, an increase in trade accounts receivable of $133.5 million, and a decrease in accounts payable of $86.5 million due to the timing of receipts from customers and payments to suppliers, respectively, and an increase in other current and noncurrent assets of $25.2 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives.
Investing Activities
Net cash used in investing activities for the first three months of 2024 was $16.5 million compared to $12.6 million during the first three months of 2023. Included in the first three months of 2024 were capital expenditures of $20.4 million compared to $13.9 million for the three month period ended March 31, 2023. Capital expenditures in the first three months of 2024 primarily consisted of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and capital leases and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing Activities
Net cash used in financing activities for the first three months of 2024 was $254.5 million, compared to $88.6 million of net cash provided by financing activities during the first three months of 2023. During the first three months of 2024, financing activities primarily consisted of proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $953.0 million related to our Revolving Credit Facility, net repayments of $912.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first three months of 2024 also included $50.0 million of common stock repurchases, $25.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and $20.9 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively.
During the first three months of 2023, financing activities primarily consisted of net borrowings of $166.6 million related to our Revolving Credit Facility, net borrowings of $78.0 million related to our Receivables Facility, and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023. The first three months of 2023 also included $19.2 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, $51.6 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments on our various international lines of credit of approximately $4.8 million.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Standards
See Note 2, “Accounting Policies” of our Notes to the unaudited Condensed Consolidated Financial Statements for a description of recently adopted and recently issued accounting standards.
Forward-Looking Statements
All statements made herein that are not historical facts should be considered as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. These statements include, but are not limited to, statements regarding business strategy, growth strategy, competitive strengths, productivity and profitability enhancement, competition, new product and service introductions, and liquidity and capital resources. Such statements can generally be identified by the use of words such as “anticipate,” “plan,” “believe,” “estimate,” “intend,” “expect,” “project,” and similar words, phrases or expressions or future or conditional verbs such as “could,” “may,” “should,” “will,” and “would,” although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and beliefs of Wesco's management, as well as assumptions made by, and information currently available to, Wesco's management, current market trends and market conditions and involve risks and uncertainties, many of which are outside of Wesco's and Wesco's management's control, and which may cause actual results to differ materially from those contained in forward-looking statements. Accordingly, you should not place undue reliance on such statements.
Important factors that could cause actual results or events to differ materially from those presented or implied in the forward-looking statements include, among others, the failure to achieve the anticipated benefits of, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions; the inability to successfully integrate acquired businesses; the impact of increased interest rates or borrowing costs; fluctuations in currency exchange rates; failure to adequately protect Wesco's intellectual property or successfully defend against infringement claims; the inability to successfully deploy new technologies, digital products and information systems or to otherwise adapt to emerging technologies in the marketplace, such as those incorporating artificial intelligence; failure to execute on our efforts and programs related to environmental, social and governance (ESG) matters; unanticipated expenditures or other adverse developments related to compliance with new or stricter government policies, laws or regulations, including those relating to data privacy, sustainability and environmental protection; the inability to successfully develop, manage or implement new technology initiatives or business strategies, including with respect to the expansion of e-commerce capabilities and other digital solutions and digitalization initiatives; disruption of information technology systems or operations; natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks; supply chain disruptions; geopolitical issues, including the impact of the evolving conflicts in the Middle East and Russia/Ukraine; the impact of sanctions imposed on, or other actions taken by the U.S. or other countries against, Russia or China; the failure to manage the increased risks and impacts of cyber incidents or data breaches; and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, any of which may have a material adverse effect on the Company's business, results of operations and financial condition. All such factors are difficult to predict and are beyond the Company's control. Additional factors that could cause results to differ materially from those described above can be found in Wesco's most recent Annual Report on Form 10-K and other periodic reports filed with the U.S. Securities and Exchange Commission.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors”.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 13, “Commitments and Contingencies” to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Item 1A. Risk Factors.
The following is an additional risk factor to those previously disclosed in Item 1A. to Part 1 of Wesco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Divestitures are subject to various risks and uncertainties.
On February 23, 2024 we announced the divestiture of our Wesco Integrated Supply business, and the transaction closed on April 1, 2024. Divestitures involve risks and uncertainties, such as the separation of assets that are being sold, employee distraction, potential disruptions to customer and vendor relationships, and tax obligations or loss of tax benefits. If we are unable to successfully transition divested businesses, our business and financial results could be negatively impacted. After we divest a business, we may retain exposure on financial or performance guarantees and other contractual, employment, or severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. Purchase price adjustments could be unfavorable and other future proceeds owed to us as part of these transactions could be lower than we expect. In addition, the divestiture of any business could negatively impact our profitability, resulting in the loss of sales or income, or a decrease in cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
January 1 – January 31, 2024	1,026	$173.25	—	$913.9
February 1 – February 29, 2024	501,521	$148.69	343,147	$863.9
March 1 – March 31, 2024	2,886	$163.07	—	$863.9
Total	505,433	$148.82	343,147
(1)    There were 162,286 shares purchased during the quarterly period ended March 31, 2024 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights, and vesting of restricted stock units and performance-based awards.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended March 31, 2024, the Company entered into spot repurchase transactions through a broker to purchase 343,147 shares of its common stock in the open market for cash totaling $50.0 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 5. Other Information.
Trading Plans of Directors and Executive Officers
The following table sets forth certain information regarding the adoption of Rule 10b5-1 trading plan by one of our officers (as defined in Rule 16a-1(f)) during the three months ended March 31, 2024. The Rule 10b5-1 trading plan listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c). No other officers or directors adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2024.

Name	Title	Adoption Date	Expiration Date	Total Amount of Common Stock that May be Sold Under the Plan
Nelson Squires	Executive Vice President and General Manager, Electrical & Electronic Solutions	March 11, 2024	March 11, 2025	25,000
Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
4.1	Indenture, dated as of March 7, 2024, among Wesco Distribution, WESCO and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.2	Form of 6.375% Senior Note due 2029 (included as Exhibit A-1 to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit 4.2 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.3	Form of 6.625% Senior Note due 2032 (included as Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit 4.3 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

10.1	Letter agreement, dated June 22, 2020, memorializing terms of employment of James Cameron by WESCO International, Inc.	Filed herewith

10.2
Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 14, 2023, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Filed herewith

10.3
Seventh Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 26, 2023, by and among WESCO Distribution, WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Filed herewith

10.4
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 6, 2024, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Filed herewith

10.5
Eighth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 8, 2024, by and among Wesco Distribution, WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

May 2, 2024	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2024	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)