Form 10-Q
period 2024-06-30
WESCO INTERNATIONAL INC
filed 2024-08-01
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2024, 49,158,515 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$716.5	$524.1
Trade accounts receivable, net of allowance for expected credit losses of $59.0 and $55.9 in 2024 and 2023, respectively	3,654.6	3,639.5
Other accounts receivable	363.5	430.5
Inventories	3,505.8	3,572.1
Prepaid expenses and other current assets	295.7	225.4
Total current assets	8,536.1	8,391.6
Property, buildings and equipment, net of accumulated depreciation of $514.1 and $502.5 in 2024 and 2023, respectively	437.8	423.6
Operating lease assets	762.4	761.2
Intangible assets, net	1,816.4	1,857.6
Goodwill	3,203.1	3,262.3
Deferred income taxes	38.7	42.3
Other assets	314.0	322.3
Total assets	$15,108.5	$15,060.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,688.9	$2,431.5
Accrued payroll and benefit costs	191.2	191.7
Short-term debt and current portion of long-term debt	13.8	8.6
Other current liabilities	854.4	756.6
Total current liabilities	3,748.3	3,388.4
Long-term debt, net of debt discount and debt issuance costs of $54.0 and $43.0 in 2024 and 2023, respectively	5,203.4	5,313.1
Operating lease liabilities	639.3	641.7
Deferred income taxes	442.5	451.9
Other noncurrent liabilities	223.7	233.9
Total liabilities	$10,257.2	$10,029.0
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2024 and 2023	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,566,509 and 69,278,677 shares issued, and 49,153,921 and 50,897,122 shares outstanding in 2024 and 2023, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2024 and 2023, respectively	—	—
Additional capital	2,035.5	2,037.1
Retained earnings	4,660.1	4,391.7
Treasury stock, at cost; 24,752,019 and 22,720,986 shares in 2024 and 2023, respectively	(1,415.4)	(1,060.4)
Accumulated other comprehensive loss	(423.6)	(332.0)
Total WESCO International, Inc. stockholders’ equity	4,857.3	5,037.1
Noncontrolling interests	(6.0)	(5.2)
Total stockholders’ equity	4,851.3	5,031.9
Total liabilities and stockholders’ equity	$15,108.5	$15,060.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net sales	$5,479.7	$5,745.5	$10,829.7	$11,267.4
Cost of goods sold (excluding depreciation and amortization)	4,281.7	4,503.1	8,493.8	8,816.5
Selling, general and administrative expenses	828.4	831.7	1,657.8	1,649.4
Depreciation and amortization	46.1	46.9	91.6	91.3
Income from operations	323.5	363.8	586.5	710.2
Interest expense, net	98.8	98.8	193.2	193.8
Other (income) expense, net	(95.9)	0.8	(74.3)	10.9
Income before income taxes	320.6	264.2	467.6	505.5
Provision for income taxes	87.8	71.8	118.7	115.9
Net income	232.8	192.4	348.9	389.6
Less: Net income (loss) attributable to noncontrolling interests	0.7	(0.7)	1.0	(0.6)
Net income attributable to WESCO International, Inc.	232.1	193.1	347.9	390.2
Less: Preferred stock dividends	14.4	14.4	28.7	28.7
Net income attributable to common stockholders	$217.7	$178.7	$319.2	$361.5

Earnings per share attributable to common stockholders
Basic	$4.34	$3.48	$6.32	$7.07
Diluted	$4.28	$3.41	$6.22	$6.90

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(21.8)	41.2	(93.4)	58.2
Post-retirement benefit plan adjustments, net of tax	(0.1)	—	1.8	—
Other comprehensive (loss) income	(21.9)	41.2	(91.6)	58.2
Comprehensive income	210.9	233.6	257.3	447.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.7)	1.0	(0.6)
Less: Preferred stock dividends	14.4	14.4	28.7	28.7
Comprehensive income attributable to common stockholders	$195.8	$219.9	$227.6	$419.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended
	June 30
	2024	2023
Operating activities:
Net income	$348.9	$389.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.6	91.3
Stock-based compensation expense	12.8	23.9
Amortization of debt discount and debt issuance costs	8.8	7.4
Gain on divestiture	(102.9)	—
Loss on abandonment of assets	17.8	—
Deferred income taxes	(7.2)	16.2
Other operating activities, net	11.2	1.0
Changes in assets and liabilities:
Trade accounts receivable, net	(258.8)	(162.9)
Other accounts receivable	60.7	55.7
Inventories	18.9	(73.9)
Other current and noncurrent assets	(90.0)	(56.9)
Accounts payable	341.9	(78.6)
Accrued payroll and benefit costs	(0.8)	(134.1)
Other current and noncurrent liabilities	69.6	(16.5)
Net cash provided by operating activities	522.5	62.2
Investing activities:
Capital expenditures	(41.2)	(44.3)
Acquisition payments	(30.1)	—
Proceeds from divestiture, net of cash transferred	334.2	—
Other investing activities, net	6.2	0.6
Net cash provided by (used in) investing activities	269.1	(43.7)
Financing activities:
Repayments of short-term debt, net	—	(3.6)
Repayment of 5.50% Anixter Senior Notes due 2023	—	(58.6)
Repayment of Senior Notes due 2025 (Note 9)	(1,500.0)	—
Proceeds from issuance of long-term debt	4,756.0	1,596.2
Repayments of long-term debt	(3,374.2)	(1,429.8)
Debt issuance costs	(26.6)	—
Payments for taxes related to net-share settlement of equity awards	(26.0)	(54.2)
Repurchases of common stock	(350.0)	—
Payment of common stock dividends	(41.2)	(38.4)
Payment of preferred stock dividends	(28.7)	(28.7)
Other financing activities, net	9.3	(3.3)
Net cash used in financing activities	(581.4)	(20.4)
Effect of exchange rate changes on cash and cash equivalents	(17.8)	3.6
Net change in cash and cash equivalents	192.4	1.7
Cash and cash equivalents at the beginning of period	524.1	527.3
Cash and cash equivalents at the end of period	$716.5	$529.0
Supplemental disclosures:
Cash paid for interest	$156.0	$187.7
Cash paid for income taxes	$154.7	$108.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$132.2	$120.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	429,611					0.3		(0.9)	(5,402)			(0.6)
Stock-based compensation expense							10.1						10.1
Repurchases of common stock, including excise taxes									(50.5)	(343,147)			(50.5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(156,850)					(14.6)	(9.6)					(24.2)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								115.8					115.8
Common stock dividends								(20.9)					(20.9)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												(69.7)	(69.7)
Balance, March 31, 2024	$0.7	69,551,438	$—	4,339,431	$—	21,612	$2,032.9	$4,462.6	$(1,111.8)	(23,069,535)	$(4.9)	$(401.7)	$4,977.8
Exercise of stock-based awards	—	16,570					0.1		(0.6)	(3,308)			(0.5)
Stock-based compensation expense							2.7						2.7
Repurchases of common stock, including excise taxes									(303.0)	(1,679,176)			(303.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,499)					(0.2)	(0.1)					(0.3)
Noncontrolling interests											0.7		0.7
Net income attributable to WESCO International, Inc.								232.1					232.1
Common stock dividends								(20.3)					(20.3)
Preferred stock dividends								(14.4)					(14.4)
Dividends to noncontrolling interests											(1.8)		(1.8)
Translation adjustments and other								0.2				(21.9)	(21.7)
Balance, June 30, 2024	$0.7	69,566,509	$—	4,339,431	$—	21,612	$2,035.5	$4,660.1	$(1,415.4)	(24,752,019)	$(6.0)	$(423.6)	$4,851.3

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2024, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Supplier Finance Programs
The Company has supplier finance programs that are administered by intermediaries. Under these arrangements, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction or fees paid by the supplier, which is paid to the supplier by third-party finance providers. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 180 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance providers. The Company does not provide assets pledged as security or other forms of guarantees to the finance providers or intermediaries under these arrangements. As of June 30, 2024 and December 31, 2023, the amounts due to suppliers that participate in the Company’s supplier finance programs were approximately $27.9 million and $32.6 million, respectively, which are included in accounts payable in the Condensed Consolidated Balance Sheet.
Loss on Abandonment of Assets
During the second quarter of 2024, management determined that a third-party developed operations management software product would be abandoned in favor of an application that better suits the Company's operations and the Company recognized a $17.8 million loss on abandonment of assets, which is recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Income.
Recently Adopted and Recently Issued Accounting Standards and Disclosure Rules
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the first quarter of 2023, except for the amendment on rollforward information, which the Company will begin disclosing in its Annual Report on Form 10-K for the year ending

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

December 31, 2024. The adoption of this ASU resulted in additional disclosure of the Company's supplier finance programs, as described above.
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
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Electrical & Electronic Solutions	$2,172.9	$2,200.3	$4,271.9	$4,335.4
Communications & Security Solutions	1,865.9	1,850.9	3,536.0	3,582.9
Utility & Broadband Solutions	1,440.9	1,694.3	3,021.8	3,349.1
Total by segment	$5,479.7	$5,745.5	$10,829.7	$11,267.4

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
United States	$4,050.5	$4,272.5	$8,048.1	$8,363.0
Canada	744.4	773.1	1,462.9	1,532.5
Other International(1)	684.8	699.9	1,318.7	1,371.9
Total by geography(2)	$5,479.7	$5,745.5	$10,829.7	$11,267.4
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Due to the terms of certain contractual arrangements, Wesco bills and receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings and payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing and payment. At June 30, 2024 and December 31, 2023, $123.1 million and $111.9 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $14.3 million and $57.1 million of revenue during the three and six months ended June 30, 2024, respectively, that was included in the deferred revenue balance as of December 31, 2023, and recognized $21.0 million and $42.0 million of revenue during the three and six months ended June 30, 2023, respectively, that was included in the deferred revenue balance as of December 31, 2022.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of June 30, 2024 and December 31, 2023, the Company had contract assets of $39.3 million and $35.4 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue by approximately $110.0 million and $118.5 million, for the three months ended June 30, 2024 and 2023, respectively, and by approximately $220.8 million and $215.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company's estimated product return obligation was $39.9 million and $41.3 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $75.7 million and $79.1 million for the three months ended June 30, 2024 and 2023, respectively and $145.3 million and $156.0 million for the six months ended June 30, 2024 and 2023, respectively.
4. ACQUISITIONS AND DIVESTITURES
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which own and operate the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total preliminary estimated fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, paid at closing with cash on hand, and contingent consideration not to exceed $8.0 million, with an estimated fair value of $6.4 million, recorded in current and noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024. The preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, which primarily comprised a developed software intangible asset with an estimated fair value of $8.0 million based on an income valuation method, with the excess of $29.0 million allocated to goodwill in the Company's CSS reportable segment.
Wesco Integrated Supply (“WIS”) Divestiture
On April 1, 2024, Wesco Distribution completed the sale of its WIS business for total consideration of $334.2 million, adjusted from the base purchase price of $350.0 million for estimated net working capital, estimated closing cash, and estimated closing indebtedness. The WIS business, located primarily in the U.S. and Canada, was part of the UBS segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The Company recognized a gain from the sale of $102.9 million, which is recorded as a component of other (income) expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2024. The purchase price is subject to further working capital adjustments, and the Company expects to finalize the purchase price and record any additional gain or loss in the third quarter of 2024. Upon closing, Wesco Distribution entered into certain Transition Services Agreements (“TSAs”) under which Wesco Distribution agreed to provide transition services to the purchaser for approximately nine months. Revenues associated with these TSAs are not material.
The sale of the WIS business did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore does not meet the criteria to be classified as discontinued operations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	Six Months Ended
	June 30, 2024
	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1	$838.1	$1,211.6	$1,212.6	$3,262.3
Foreign currency exchange rate changes	(17.6)	(4.2)	(8.3)	(30.1)
Adjustment to goodwill for acquisition(1)	—	29.0	—	29.0
Adjustment to goodwill for divestiture(2)	—	—	(58.1)	(58.1)
Ending balance, June 30	$820.5	$1,236.4	$1,146.2	$3,203.1
(1)    Reflects the preliminary allocation of the purchase price paid to acquire entroCIM, which is part of the CSS segment, as described in Note 4, “Acquisitions and Divestitures”.
(2)    Reflects the amount of goodwill that was allocated to the WIS business, which was part of the UBS segment, and was sold on April 1, 2024, as described in Note 4, “Acquisitions and Divestitures”.
The components of intangible assets are as follows:

		As of
		June 30, 2024			December 31, 2023
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$791.7	$—	$791.7	$793.0	$—	$793.0
Customer relationships	10 - 20	1,509.9	(500.4)	1,009.5	1,519.9	(464.4)	1,055.5
Distribution agreements	15 and 19	29.2	(26.9)	2.3	29.2	(26.0)	3.2
Trademarks	5 and 12	15.5	(10.6)	4.9	15.5	(9.6)	5.9
Software	6	8.0	—	8.0	—	—	—
		$2,354.3	$(537.9)	$1,816.4	$2,357.6	$(500.0)	$1,857.6
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $21.9 million and $22.4 million for the three months ended June 30, 2024 and 2023, respectively, and $43.8 million and $44.4 million for the six months ended June 30, 2024 and 2023, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2024	$42.8
2025	84.1
2026	78.8
2027	75.9
2028	74.2
Thereafter	668.9
Total	$1,024.7

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
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards that were granted under the Company’s 1999 Long-Term Incentive Plan, as amended and restated, vest fully on the third anniversary of the date of grant. Restricted stock units awarded under the WESCO International, Inc. 2021 Omnibus Incentive Plan, which was adopted on May 27, 2021, typically vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels, as described below. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the greater of the target level or actual.
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
During the three and six months ended June 30, 2024 and 2023, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options granted	—	1,954	85,425	77,136
Weighted-average fair value	n/a	$76.75	$72.05	$76.77

Restricted stock units granted	35,992	3,295	238,291	173,864
Weighted-average fair value	$184.73	$138.11	$157.19	$170.41

Performance-based awards granted(1)	570	3,074	193,565	211,445
Weighted-average fair value(1)	$147.40	$150.32	$108.83	$86.88
(1)    As described further below, the six months ended June 30, 2024 includes performance-based awards granted in February 2021 for which actual achievement levels were certified in February 2024, as well as performance-based awards granted during the six months ended June 30, 2024.
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Risk free interest rate	n/a	4.0%	4.2%	4.1%
Expected life (in years)	n/a	5	5	5
Expected volatility	n/a	51%	55%	50%
Expected dividend yield	n/a	0.89%	1.09%	0.88%

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
The following table sets forth a summary of stock options and related information for the six months ended June 30, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	163,082	$144.51
Granted	85,425	152.07
Exercised	(2,326)	122.09
Forfeited	(4,327)	155.67
Outstanding at June 30, 2024	241,854	$147.20	8.7	$3.7
Exercisable at June 30, 2024	78,712	$136.91	8.0	$2.0
For the six months ended June 30, 2024, the aggregate intrinsic value of stock options exercised during such period was not material.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	818,284	$59.55
Granted	—	—
Exercised	(41,745)	61.64
Forfeited	(727)	76.25
Outstanding at June 30, 2024	775,812	$59.43	4.6	$76.9
Exercisable at June 30, 2024	775,812	$59.43	4.6	$76.9
For the six months ended June 30, 2024, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $4.6 million.
The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	407,613	$127.49
Granted	238,291	157.19
Vested	(187,821)	116.48
Forfeited	(19,513)	139.94
Unvested at June 30, 2024	438,570	$147.69

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards and related information for the six months ended June 30, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	254,859	$115.15
Granted(1)	193,565	108.83
Vested	(223,042)	77.08
Forfeited	(4,226)	159.15
Unvested at June 30, 2024	221,156	$147.18
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
Wesco recognized $2.7 million and $12.2 million of non-cash stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $12.8 million and $23.9 million of non-cash stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively, which is included in selling, general and administrative expenses for such periods. As of June 30, 2024, there was $73.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2024	$21.2
2025	29.6
2026	18.3
2027	3.7
2028	0.3
7. STOCKHOLDERS’ EQUITY
Share Repurchases
On May 31, 2022, the Company’s Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the three and six months ended June 30, 2024, the Company entered into spot repurchase transactions through brokers to purchase 1,679,176 and 2,022,323 shares, respectively, of its common stock in the open market for cash totaling $303.0 million and $353.5 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. No shares of common stock were repurchased under the share repurchase authorization during the three or six months ended June 30, 2023.
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
May 30, 2024	June 14, 2024	June 28, 2024	$0.413	$20.3	million

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table is a summary of cash dividends declared and paid on the Company’s common stock for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2	million
June 1, 2023	June 15, 2023	June 30, 2023	$0.375	$19.2	million
During the three and six months ended June 30, 2024 and 2023, the Company's Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million and $28.7 million, respectively, each year.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share data)	2024	2023	2024	2023
Net income attributable to WESCO International, Inc.	$232.1	$193.1	$347.9	$390.2
Less: Preferred stock dividends	14.4	14.4	28.7	28.7
Net income attributable to common stockholders	$217.7	$178.7	$319.2	$361.5
Weighted-average common shares outstanding used in computing basic earnings per share	50.2	51.3	50.5	51.1
Common shares issuable upon exercise of dilutive equity awards	0.7	1.1	0.8	1.3
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	50.9	52.4	51.3	52.4
Earnings per share attributable to common stockholders
Basic	$4.34	$3.48	$6.32	$7.07
Diluted	$4.28	$3.41	$6.22	$6.90
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and six months ended June 30, 2024, there were approximately 0.2 million antidilutive shares. For the three and six months ended June 30, 2023, there were approximately 0.4 million antidilutive shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
International lines of credit	$0.7	$1.0
Accounts Receivable Securitization Facility	1,510.0	1,550.0
Revolving Credit Facility	625.0	953.0
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	—	1,500.0
7.250% Senior Notes due 2028, less debt discount of $5.0 and $5.6 in 2024 and 2023, respectively	1,320.0	1,319.4
6.375% Senior Notes due 2029	900.0	—
6.625% Senior Notes due 2032	850.0	—
Finance lease obligations	56.2	31.4
Total debt	5,266.1	5,359.0
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.1
Less: Unamortized debt issuance costs	(49.0)	(37.4)
Less: Short-term debt and current portion of long-term debt	(13.8)	(8.6)
Total long-term debt	$5,203.4	$5,313.1
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7.125% Senior Notes due 2025
In June 2020, Wesco Distribution issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) through a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued at a price of 100% of the aggregate principal amount and were issued pursuant to, and governed by, an indenture (the “2025 Notes Indenture”), dated as of June 12, 2020, between the Company, Wesco Distribution, and U.S. Bank National Association, as trustee. The 2025 Notes were unsecured and unsubordinated obligations of Wesco Distribution and were guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2025 Notes had a stated interest rate of 7.125% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2025 Notes had a maturity date of June 15, 2025 and were redeemable in whole or in part at a redemption price equal to 101.781% of the principal amount between June 15, 2023 and June 14, 2024 or 100% of the principal amount on and after June 15, 2024. The net proceeds from the issuance of the 2025 Notes, together with other borrowings and existing cash on hand, were used to finance the merger with Anixter Inc.
On May 20, 2024, Wesco Distribution exercised its right to redeem the entire outstanding $1,500 million aggregate principal amount of the 2025 Notes, and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee under the 2025 Notes Indenture, issued a notice of redemption to registered holders of the 2025 Notes.
On June 17, 2024, Wesco Distribution redeemed the $1,500 million aggregate principal amount of the 2025 Notes at a redemption price equal to 100% of the principal amount plus accrued interest up to, but not including, June 15, 2024. The redemption of the 2025 Notes was funded through the issuance of the 6.375% Senior Notes due 2029 (the “2029 Notes”) and the 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”) as described below. The Company recognized a non-cash loss of $6.8 million from the redemption of the 2025 Notes resulting from the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2024.
6.375% Senior Notes due 2029
6.625% Senior Notes due 2032
On March 7, 2024, Wesco Distribution issued $900 million aggregate principal amount of 6.375% senior notes due 2029 and $850 million aggregate principal amount of 6.625% senior notes due 2032. The 2029 and 2032 Notes were issued at a price of 100% of the aggregate principal amount. Wesco incurred costs related to the issuance of the 2029 Notes and 2032 Notes totaling $11.3 million and $10.6 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective lives of the notes.
The 2029 and 2032 Notes were issued pursuant to, and are governed by, an indenture (the “2029 and 2032 Notes Indenture”), dated as of March 7, 2024, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2029 and 2032 Notes and related guarantees were issued in a private transaction exempt from the Securities Act.
The Company used the net proceeds from the issuance of the 2029 and 2032 Notes to redeem the 2025 Notes on June 17, 2024. Prior to repaying the 2025 Notes, the Company used the net proceeds temporarily to repay a portion of the amounts outstanding under its Receivables Facility and repaid all of the outstanding borrowings under its Revolving Credit Facility. The Company subsequently redrew under the Receivables Facility and the Revolving Credit Facility an aggregate amount sufficient to redeem the 2025 Notes.
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
10. EMPLOYEE BENEFIT PLANS
The following table sets forth the components of net periodic pension cost for the Company’s defined benefit plans:

	Three Months Ended June 30
(In millions)	2024	2023	2024	2023	2024	2023
	Domestic Plan(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$0.5	$1.2	$0.5	$1.2
Interest cost	—	0.6	6.0	2.9	6.0	3.5
Expected return on plan assets	—	(0.6)	(6.3)	(3.0)	(6.3)	(3.6)
Recognized actuarial gain(3)	—	—	(0.1)	(0.3)	(0.1)	(0.3)
Net periodic pension cost	$—	$—	$0.1	$0.8	$0.1	$0.8

	Six Months Ended June 30
(In millions)	2024	2023	2024	2023	2024	2023
	Domestic Plan(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$1.0	$2.4	$1.0	$2.4
Interest cost	1.0	3.2	9.3	5.7	10.3	8.9
Expected return on plan assets	(0.3)	(3.0)	(9.8)	(6.0)	(10.1)	(9.0)
Recognized actuarial gain(3)	—	—	(0.2)	(0.6)	(0.2)	(0.6)
Settlement	5.5	—	—	—	5.5	—
Net periodic pension cost	$6.2	$0.2	$0.3	$1.5	$6.5	$1.7
(1)    Defined as the Anixter Inc. Pension Plan, which was settled during the first quarter of 2024, as described below.
(2)    Defined as the EECOL Electric ULC Retirement Plan, the EECOL Electric ULC Supplemental Executive Retirement Plan, the Pension Plan for Employees of Anixter Canada Inc., and various defined benefit pension plans covering employees of foreign subsidiaries in Europe.
(3)    For the three and six months ended June 30, 2024 and 2023, no material amounts were reclassified from accumulated other comprehensive income into net income.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net benefits of $0.4 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, net costs of $5.5 million for the six months ended June 30, 2024, and net benefits $0.7 million for the six months ended June 30, 2023, are presented as components of other expense, net.
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2024. Approximately $1.0 million and $3.4 million was contributed during the three and six months ended June 30, 2024, respectively. The Company did not make any contributions to its domestic qualified pension plan during the three or six months ended June 30, 2024 due to the plan’s settlement, as described below.
Anixter Inc. Pension Plan Settlement
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.
The final settlement of the Anixter Inc. Pension Plan triggered a remeasurement of the related plan benefit obligations and assets as of February 29, 2024. The net effect of the plan remeasurement was a reduction of $30.6 million to the net funded status of the plan, which represented an excess plan asset reversion, and was accounted for as a negative employer contribution. During the three months ended June 30, 2024, the Company used $7.3 million of the excess pension plan assets to fund certain of the Company's matching contributions to the defined contribution plan in the U.S. The remaining assets related to the excess plan asset reversion are included in other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2024. Additionally, the Company incurred excise taxes of $4.8 million resulting from the excess plan asset reversion, which are recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Income during the six months ended June 30, 2024 and are included in other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024.
During the first quarter of 2024, the Company recognized settlement costs of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.
Other Employee Benefit Plans
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions.
Wesco incurred expenses of $20.8 million and $21.5 million for the three months ended June 30, 2024 and 2023, respectively, and $39.6 million and $42.9 million for the six months ended June 30, 2024 and 2023, respectively, for its defined contribution plans.
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of June 30, 2024 and December 31, 2023, the Company’s obligation under the Wesco Deferred Compensation Plan was $30.3 million and $27.4 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The carrying value of Wesco’s debt instruments with fixed interest rates was $3,074.3 million and $2,823.7 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value of this debt was $3,119.4 million and $2,880.3 million as of June 30, 2024 and December 31, 2023, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2024 and December 31, 2023.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At June 30, 2024 and December 31, 2023, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $210.1 million and $168.4 million, at June 30, 2024 and December 31, 2023, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
13. INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 and 2023 was 27.4% and 27.2%, respectively. For the three months ended June 30, 2024 and 2023, the effective tax rates reflect discrete income tax benefits of $0.7 million and $0.9 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 0.2 and 0.3 percentage points.
The effective tax rate for the six months ended June 30, 2024 and 2023 was 25.4% and 22.9%, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rates reflect discrete income tax benefits of $8.5 million and $22.1 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 1.8 and 4.4 percentage points.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to liabilities for uncertain tax positions since December 31, 2023.
14. BUSINESS SEGMENTS
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Company incurs corporate costs primarily related to treasury, tax, information technology, legal and other centralized functions. The Company also has various corporate assets. Segment assets may not include jointly used assets, but segment results include depreciation expense or other allocations related to those assets. Interest expense and certain other non-operating items are either not allocated to the segments or reviewed on a segment basis. Corporate expenses and assets not directly identifiable with a reportable segment are reported in the tables below to reconcile the reportable segments to the consolidated financial statements.
The following table sets forth net sales by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
EES	$2,172.9	$2,200.3	$4,271.9	$4,335.4
CSS	1,865.9	1,850.9	3,536.0	3,582.9
UBS	1,440.9	1,694.3	3,021.8	3,349.1
Total	$5,479.7	$5,745.5	$10,829.7	$11,267.4
The following table sets forth adjusted EBITDA and adjusted EBITDA margin % by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
EES	$194.9	$189.0	$360.7	$372.0
Adjusted EBITDA Margin	9.0%	8.6%	8.4%	8.6%
CSS	$150.8	$179.5	$278.0	$335.0
Adjusted EBITDA Margin	8.1%	9.7%	7.9%	9.3%
UBS	$173.5	$188.6	$342.9	$376.3
Adjusted EBITDA Margin	12.0%	11.1%	11.3%	11.2%
The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
EES	$11.4	$11.5	$22.7	$21.4
CSS	18.2	17.9	36.2	35.9
UBS	7.4	6.4	14.4	12.4
Corporate	9.1	11.1	18.3	21.6
Total	$46.1	$46.9	$91.6	$91.3
The following table sets forth other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
EES	$3.0	$9.8	$8.7	$10.3
CSS	16.0	27.7	34.8	28.5
UBS(1)	(103.2)	(1.7)	(102.4)	(1.1)
Corporate	(11.7)	(35.0)	(15.4)	(26.8)
Total	$(95.9)	$0.8	$(74.3)	$10.9
(1)    Other income for the three and six months ended June 30, 2024 also includes the gain on the divestiture of the WIS business as disclosed in Note 4, “Acquisitions and Divestitures”.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth total assets by reportable segment for the periods presented:

	As of
(In millions)	June 30, 2024	December 31, 2023
EES	$4,629.2	$4,553.6
CSS	5,659.8	5,626.6
UBS	3,684.9	3,908.5
Corporate(1)	1,134.6	972.2
Total	$15,108.5	$15,060.9
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
The following tables reconcile adjusted EBITDA by segment to income before income taxes, for the periods presented:

	Three Months Ended June 30,
(In millions)	2024	2023
Adjusted EBITDA by segment
EES	$194.9	$189.0
CSS	150.8	179.5
UBS	173.5	188.6
Total segment adjusted EBITDA	519.2	557.1
Less:
Corporate expenses not allocated to segments	146.1	142.6
Interest expense, net	98.8	98.8
Depreciation and amortization	46.1	46.9
Other (income) expense, net	(95.9)	0.8
Stock-based compensation expense allocated to segments	3.5	3.8
Income before income taxes	$320.6	$264.2
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Adjusted EBITDA by segment
EES	$360.7	$372.0
CSS	278.0	335.0
UBS	342.9	376.3
Total segment adjusted EBITDA	981.6	1,083.3
Less:
Corporate expenses not allocated to segments	296.5	274.7
Interest expense, net	193.2	193.8
Depreciation and amortization	91.6	91.3
Other (income) expense, net	(74.3)	10.9
Stock-based compensation expense allocated to segments	7.0	7.1
Income before income taxes	$467.6	$505.5

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
15. SUBSEQUENT EVENTS
Effective July 1, 2024, the Company closed its acquisition of Independent Electric Supply Inc., a full-line electrical distributor headquartered in Ontario, Canada. Wesco funded the purchase price paid at closing of $11.4 million with cash on hand. The purchase price additionally consists of a contingent consideration payment not to exceed $2.9 million based on sales performance metrics in the first twelve months following the close of the transaction. Due to the timing of the close of the acquisition, the Company will complete its preliminary purchase price allocation during the third quarter of 2024.

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
Utility & Broadband Solutions
The UBS segment, with approximately 2,300 employees supporting customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold into the utility and broadband markets include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies. The UBS segment previously included Wesco’s integrated supply (“WIS”) business, which provided products and services to large industrial and commercial end-users to support their MRO spend. In the first quarter of 2024, Wesco entered into an agreement to sell the WIS business. The sale was completed on April 1, 2024.
Overall Financial Performance
Our financial results for the first six months of 2024 compared to the first six months of 2023 reflect a single-digit decline in sales driven by a decrease in volume partially offset by the benefits of price inflation in certain segments, as well as margin contraction, loss on abandonment of assets, and higher facilities and IT costs, partially offset by the gain recognized on the divestiture of our WIS business, lower professional services and consulting fees, transportation costs, and payroll and payroll-related expenses.
Net sales for the first six months of 2024 decreased $437.7 million, or 3.9%, over the corresponding prior year period. The decrease reflects estimated volume decline of approximately 4% driven primarily by a decrease in volume for the UBS segment, with less significant decreases in the CSS and EES segments, as well as the decrease from the divestiture of the WIS business of 1.8%, and the negative impact of fluctuations in foreign exchange rates of 0.1%. These negative factors were partially offset by the estimated impact of changes in price of approximately 2%. Cost of goods sold as a percentage of net sales was 78.4% and 78.2% for the first six months of 2024 and 2023, respectively. The unfavorable increase of 20 basis points reflects a shift in sales mix, lower supplier volume rebates, inventory adjustments, and lower cash discounts.
Income from operations was $586.5 million for the first six months of 2024 compared to $710.2 million for the first six months of 2023, a decrease of $123.7 million, or 17.4%. Income from operations as a percentage of net sales was 5.4% for the current six-month period, compared to 6.3% for the first six months of the prior year. Income from operations for the first six months of 2024 includes a loss on abandonment of assets of $17.8 million as a result of the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product that will no longer be utilized, digital transformation costs of $12.1 million, restructuring costs of $9.0 million, and excise taxes on excess pension plan assets of $4.8 million. Adjusted for these amounts, income from operations was 5.8% of net sales for the first six months of 2024. For the first six months of 2023, income from operations was 6.7% of net sales, as adjusted for digital transformation costs of $15.6 million, merger-related and integration costs of $14.8 million, restructuring costs of $9.8 million, and accelerated trademark amortization of $0.8 million. For the six months ended June 30, 2024, income from operations declined compared to the prior year due to a decline in sales and higher cost of goods sold as a percentage of net sales, as well as an increase in costs to operate our facilities, primarily due to rental cost increases and an increase in IT costs. These negative factors were partially offset by a decrease in professional services and consulting fees, volume-related costs such as transportation, and lower payroll and payroll-related expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating cash flow for the first six months of 2024 was $522.5 million. Net cash provided by operating activities included net income of $348.9 million and non-cash adjustments to net income totaling $32.1 million, which primarily comprised depreciation and amortization of $91.6 million, a loss on abandonment of assets of $17.8 million, stock-based compensation expense of $12.8 million, amortization of debt discount and debt issuance costs of $8.8 million, a loss recognized on the extinguishment of debt of $6.8 million, and pension settlement cost of $5.5 million, partially offset by a gain of $102.9 million, resulting from the divestiture of our WIS business, as described in Note 4, “Acquisitions and Divestitures”. Operating cash flow was positively impacted by net changes in assets and liabilities of $141.6 million, which primarily comprised an increase in accounts payable of $341.9 million, primarily due to the timing of inventory purchases and payments to suppliers, partially offset by an increase in trade accounts receivable of $258.8 million due to the timing of receipts from customers. These cash inflows were partially offset by the payment of management incentive compensation earned in 2023, which resulted in a cash outflow of approximately $50.4 million in the first six months of 2024, which was partially offset by the accrual of management incentive compensation earned in the current year.
Investing activities primarily included $334.2 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $41.2 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices, and $30.1 million paid to acquire entroCIM.
Financing activities primarily comprised the redemption of our $1,500.0 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”), proceeds of $900.0 million and $850.0 million related to the issuance of our 6.375% Senior Notes due 2029 (the “2029 Notes”) and our 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”), respectively. Additionally, financing activities comprised net repayments of $328.0 million related to our revolving credit facility (the “Revolving Credit Facility”), net repayments of $40.0 million related to our accounts receivable securitization facility (the “Receivables Facility”), and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first six months of 2024 also included $350.0 million of common stock repurchases, $41.2 million and $28.7 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $26.0 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
As of June 30, 2024, we had $1.1 billion in total available borrowing capacity under our Revolving Credit Facility and $40.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility both mature in March 2027. As of June 30, 2024, we also had $8.2 million of borrowing capacity available under our international lines of credit that did not directly reduce availability under the Revolving Credit Facility.
Results of Operations
Second Quarter of 2024 versus Second Quarter of 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,479.7	$5,745.5	(4.6)%	(3.5)%	(0.3)%	—%	(0.8)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the second quarter of 2024 compared to the second quarter of 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net sales were $5.5 billion for the second quarter of 2024 compared to $5.7 billion for the second quarter of 2023, a decrease of 4.6%. Adjusting for the decrease from the divestiture of the WIS business of 3.5% and the unfavorable impact from fluctuations in foreign exchange rates of 0.3%, organic sales for the second quarter of 2024 declined by 0.8%, reflecting an approximately 3% decline in volume, driven by declines in the EES and UBS segments, partially offset by a volume increase in the CSS segment, and the impact of changes in price, which favorably impacted organic sales by approximately 2%.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2024 was $4.3 billion compared to $4.5 billion for the second quarter of 2023, a decrease of $0.2 billion. Cost of goods sold as a percentage of net sales was 78.1% and 78.4% for the second quarter of 2024 and 2023, respectively. The favorable decrease of 30 basis points primarily reflects the impact from the divestiture of the WIS business.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale, disposal, or abandonment of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the second quarter of 2024 totaled $828.4 million versus $831.7 million for the second quarter of 2023, a decrease of $3.3 million, or 0.4%. As a percentage of net sales, SG&A expenses were 15.1% and 14.5% for the second quarter of 2024 and 2023, respectively. SG&A expenses for the second quarter of 2024 include a $17.8 million loss on abandonment of assets, $6.1 million of digital transformation costs, and $0.9 million of restructuring costs. SG&A expenses for the second quarter of 2023 include $9.8 million of restructuring costs, $7.3 million of digital transformation costs, and $3.6 million of merger-related and integration costs. Adjusted for the loss on abandonment of assets, digital transformation costs, and restructuring costs, SG&A expenses were $803.6 million, or 14.7% of net sales, for the second quarter of 2024. Adjusted for restructuring costs, digital transformation costs, and merger-related and integration costs, SG&A expenses were $811.0 million, or 14.1% of net sales, for the second quarter of 2023.
SG&A payroll and payroll-related expenses for the second quarter of 2024 of $506.6 million decreased by $16.9 million compared to the same period in 2023 as a result of a decrease in other payroll expenses of $12.6 million, primarily driven by a reduction in long-term incentive plan expense, as well as lower salaries of $7.8 million due to the impact of headcount reductions taken at the end of the second quarter of 2023 and from the divestiture of the WIS business, partially offset by wage inflation. These decreases in other payroll expenses and salaries are partially offset by an increase of $6.7 million in commissions and incentives.
SG&A expenses not related to payroll and payroll-related costs for the second quarter of 2024 were $321.8 million, a increase of $13.6 million compared to the same period in 2023, which primarily reflects an increase of $17.8 million due to the loss on abandonment of assets, and higher costs to operate our facilities of $6.8 million. These increases were partially offset by a decrease of $4.5 million in professional service and consulting fees, including decreases in merger-related and integration costs and costs related to digital transformation initiatives.
Income from Operations
Income from operations was $323.5 million for the second quarter of 2024 compared to $363.8 million for the second quarter of 2023. The decrease of $40.3 million, or 11.1%, reflects a decrease in sales due to volume declines, partially offset by lower cost of goods sold as a percentage of net sales, as described above.
Other (Income) Expense, net
Other non-operating income totaled $95.9 million for the second quarter of 2024 compared to expense of $0.8 million for the second quarter of 2023. In the second quarter of 2024, we completed the divestiture of our WIS business and recognized a gain from the sale of $102.9 million. Additionally, in the second quarter of 2024, we recognized a $3.8 million loss on termination of a business arrangement. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $3.4 million for the second quarter of 2024 compared to a net loss of $3.8 million for the second quarter of 2023. We recognized net benefits of $0.4 million and $0.5 million associated with the non-service cost components of net periodic pension cost (benefit) for the three months ended June 30, 2024 and 2023, respectively. Adjusted for the gain on the divestiture of our WIS business and the loss on termination of a business arrangement, other non-operating expense was $3.2 million for the second quarter of 2024.
Income Taxes
The provision for income taxes was $87.8 million for the second quarter of 2024 compared to $71.8 million for the corresponding quarter of the prior year, resulting in effective tax rates of 27.4% and 27.2%, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $217.7 million and $4.28, respectively, for the second quarter of 2024 compared to $178.7 million and $3.41, respectively, for the second quarter of 2023. Adjusted for the loss on abandonment of assets, digital transformation costs, restructuring costs, the gain recognized on the divestiture of the WIS business, the loss on termination of a business arrangement, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $163.5 million and $3.21, respectively, for the three months ended June 30, 2024. Adjusted for restructuring costs, digital transformation costs, merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $194.3 million and $3.71, respectively, for the three months ended June 30, 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $400.1 million for the second quarter of 2024, compared to $442.3 million for the second quarter of 2023. Adjusted EBITDA decreased $42.2 million, or 9.5% year-over-year. The decrease primarily reflects the $265.8 million decrease in net sales, partially offset by a corresponding decrease in cost of goods sold of $221.4 million and a $3.3 million decrease in SG&A expenses, as described above. Included in the decrease in SG&A expenses were the loss on abandonment of assets of $17.8 million, and cloud computing arrangement amortization of $3.0 million, partially offset by the lack of merger-related and integration costs in the second quarter of 2024 compared to $3.6 million in the second quarter of 2023, as well as a year-over-year decrease in restructuring and digital transformation costs of $8.9 million and $1.2 million, respectively.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended June 30, 2024. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,172.9	$2,200.3	(1.2)%	—%	(0.6)%	—%	(0.6)%
Adjusted EBITDA	$194.9	$189.0
Adjusted EBITDA Margin %	9.0%	8.6%
EES reported net sales of $2,172.9 million for the second quarter of 2024 compared to $2,200.3 million for the second quarter of 2023, a decrease of $27.4 million, or 1.2%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.6%, EES organic sales for the second quarter of 2024 declined by 0.6%, reflecting volume declines of approximately 4%, primarily as a result of declines in the construction and original equipment manufacturers businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 4%.
EES reported adjusted EBITDA of $194.9 million for the second quarter of 2024, or 9.0% of net sales, compared to $189.0 million for the second quarter of 2023, or 8.6% of net sales. Adjusted EBITDA increased $5.9 million, or 3.1% year-over-year. The increase primarily reflects the slight decline in net sales, as described above, offset by a corresponding decrease in cost of goods sold of $30.6 million, which is inclusive of lower inventory adjustments of $2.9 million, as well as lower supplier volume rebates of approximately $2.1 million. SG&A expenses decreased $3.0 million as compared to the prior year, which was primarily attributed to a decrease in salaries and benefits of $5.7 million due to a decrease in headcount and a decrease in bad debt expense of $3.3 million due to improved collections from customers, partially offset by an increase in commissions and incentives of $6.0 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,865.9	$1,850.9	0.8%	—%	(0.3)%	—%	1.1%
Adjusted EBITDA	$150.8	$179.5
Adjusted EBITDA Margin %	8.1%	9.7%
CSS reported net sales of $1,865.9 million for the second quarter of 2024 compared to $1,850.9 million for the second quarter of 2023, an increase of $15.0 million, or 0.8%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.3%, CSS organic sales for the second quarter of 2024 grew by 1.1%, primarily reflecting volume growth in the data center solutions business, partially offset by declines in the enterprise network infrastructure and security solutions businesses. Changes in price did not have a material impact on the year-over-year growth in CSS organic sales.
CSS reported adjusted EBITDA of $150.8 million for the second quarter of 2024, or 8.1% of net sales, compared to $179.5 million for the second quarter of 2023, or 9.7% of net sales. Adjusted EBITDA decreased $28.7 million, or 16.0% year-over-year. The decrease primarily reflects an increase in cost of goods sold of $33.1 million, partially offset by the increase in net sales, as described above. SG&A expenses increased $10.5 million as compared to the prior year, which was primarily attributed to increased commissions and incentives of $4.6 million, driven by higher sales volume, higher costs to operate our facilities of $2.0 million, which includes an increase in rents, and increased salaries and benefits of $1.7 million.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,440.9	$1,694.3	(15.0)%	(11.9)%	(0.1)%	—%	(3.0)%
Adjusted EBITDA	$173.5	$188.6
Adjusted EBITDA Margin %	12.0%	11.1%
UBS reported net sales of $1,440.9 million for the second quarter of 2024 compared to $1,694.3 million for the second quarter of 2023, a decrease of $253.4 million, or 15.0%. Adjusting for the decrease from the divestiture of the WIS business of 11.9% and the unfavorable impact from fluctuations in foreign exchange rates of 0.1%, UBS organic sales for the second quarter of 2024 declined by 3.0%, reflecting volume declines of approximately 6%, primarily as a result of declines in the utility and broadband businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS reported adjusted EBITDA of $173.5 million for the second quarter of 2024, or 12.0% of net sales, compared to $188.6 million for the second quarter of 2023, or 11.1% of net sales. Adjusted EBITDA decreased $15.1 million, or 8.0% year-over-year. The decrease primarily reflects the decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $223.9 million. SG&A expenses decreased $14.5 million as compared to the prior year, which was primarily attributed to a decrease in commissions and incentives of $7.7 million, driven by lower sales volume and the impact of the WIS divestiture, and lower salaries of $2.9 million as a result of the WIS divestiture.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$179.3	$114.3	$268.5	$(344.4)	$217.7
Net income (loss) attributable to noncontrolling interests	0.1	0.7	—	(0.1)	0.7
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	87.8	87.8
Interest expense, net(1)	—	—	—	98.8	98.8
Depreciation and amortization	11.4	18.2	7.4	9.1	46.1
Other expense (income), net	3.0	16.0	(103.2)	(11.7)	(95.9)
Stock-based compensation expense	1.1	1.6	0.8	(0.8)	2.7
Loss on abandonment of assets(2)	—	—	—	17.8	17.8
Digital transformation costs(3)	—	—	—	6.1	6.1
Cloud computing arrangement amortization(4)	—	—	—	3.0	3.0
Restructuring costs(5)	—	—	—	0.9	0.9
Adjusted EBITDA	$194.9	$150.8	$173.5	$(119.1)	$400.1
Adjusted EBITDA margin %	9.0%	8.1%	12.0%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.

(3) Digital transformation costs include costs associated with certain digital transformation initiatives.
(4) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

(5) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Three Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$167.0	$132.2	$183.1	$(303.6)	$178.7
Net (loss) income attributable to noncontrolling interests	(0.7)	0.1	—	(0.1)	(0.7)
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	71.8	71.8
Interest expense, net(1)	—	—	—	98.8	98.8
Depreciation and amortization	11.5	17.9	6.4	11.1	46.9
Other expense (income), net	9.8	27.7	(1.7)	(35.0)	0.8
Stock-based compensation expense(2)	1.4	1.6	0.8	7.1	10.9
Restructuring costs(3)	—	—	—	9.8	9.8
Digital transformation costs(4)	—	—	—	7.3	7.3
Merger-related and integration costs(5)	—	—	—	3.6	3.6
Adjusted EBITDA	$189.0	$179.5	$188.6	$(114.8)	$442.3
Adjusted EBITDA margin %	8.6%	9.7%	11.1%
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
(4) Digital transformation costs include costs associated with certain digital transformation initiatives.
(5) Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. For the three months ended June 30, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, loss on abandonment of assets, digital transformation costs, cloud computing arrangement amortization, and restructuring costs. For the three months ended June 30, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, restructuring costs, digital transformation costs, and merger-related and integration costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating (income) expense, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating (income) expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	June 30, 2024	June 30, 2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$828.4	$831.7
Loss on abandonment of assets(1)	(17.8)	—
Digital transformation costs(2)	(6.1)	(7.3)
Restructuring costs(3)	(0.9)	(9.8)
Merger-related and integration costs(4)	—	(3.6)
Adjusted selling, general and administrative expenses	$803.6	$811.0

Adjusted Income from Operations:
Income from operations	$323.5	$363.8
Loss on abandonment of assets(1)	17.8	—
Digital transformation costs(2)	6.1	7.3
Restructuring costs(3)	0.9	9.8
Merger-related and integration costs(4)	—	3.6
Accelerated trademark amortizations(5)	—	0.8
Adjusted income from operations	$348.3	$385.3

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(95.9)	$0.8
Gain on divestiture	102.9	—
Loss on termination of business arrangement(6)	(3.8)	—
Adjusted other (income) expense, net	$3.2	$0.8

Adjusted Provision for Income Taxes:
Provision for income taxes	$87.8	$71.8
Income tax effect of adjustments to income from operations(7)	(20.1)	5.9
Adjusted provision for income taxes	$67.7	$77.7
(1)    Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.
(2)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(3)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(4)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(5)    Accelerated trademark amortization represents additional amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that have migrated to our master brand architecture.
(6)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(7)    The adjustments to income from operations have been tax effected at a rate of approximately 27% for the three months ended June 30, 2024 and 2023, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2024	June 30, 2023
(In millions, except per share data)
Adjusted income from operations	$348.3	$385.3
Interest expense, net	98.8	98.8
Adjusted other expense, net	3.2	0.8
Adjusted income before income taxes	246.3	285.7
Adjusted provision for income taxes	67.7	77.7
Adjusted net income	178.6	208.0
Net income (loss) attributable to noncontrolling interests	0.7	(0.7)
Adjusted net income attributable to WESCO International, Inc.	177.9	208.7
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$163.5	$194.3

Diluted shares	50.9	52.4
Adjusted earnings per diluted share	$3.21	$3.71
Note: For the three months ended June 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, and the related income tax effects. For the three months ended June 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude restructuring costs, digital transformation costs, merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Six Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$10,829.7	$11,267.4	(3.9)%	(1.8)%	(0.1)%	—%	(2.0)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first six months of 2024 compared to the first six months of 2023.
Net sales were $10.8 billion for the first six months of 2024 compared to $11.3 billion for the first six months of 2023, a decrease of 3.9%. Adjusting for the decrease from the divestiture of the WIS business of 1.8%, and the unfavorable impacts from fluctuations in foreign exchange rates of 0.1%, organic sales for the first six months of 2024 declined by 2.0%, reflecting an approximately 4% decline in volume, driven by declines in all three segments, partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 2%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cost of Goods Sold
Cost of goods sold for the first six months of 2024 was $8.5 billion compared to $8.8 billion for the first six months of 2023, a decrease of $0.3 billion. Cost of goods sold as a percentage of net sales was 78.4% and 78.2% for the first six months of 2024 and 2023, respectively. The unfavorable increase of 20 basis points reflects a shift in sales mix, lower supplier volume rebates due to the decrease in inventory purchases as a result of the lower sales volume noted above, higher inventory adjustments, and lower cash discounts, partially offset by the impact from the divestiture of the WIS business.
Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale, disposal, or abandonment of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first six months of 2024 totaled $1,657.8 million versus $1,649.4 million for the first six months of 2023, an increase of $8.4 million, or 0.5%. As a percentage of net sales, SG&A expenses were 15.3% and 14.6% for the first six months of 2024 and 2023, respectively. SG&A expenses for the first six months of 2024 include a $17.8 million loss on abandonment of assets, $12.1 million of digital transformation costs, $9.0 million of restructuring costs, and $4.8 million of excise taxes on excess pension plan assets. SG&A expenses for first six months of 2023 include $15.6 million of digital transformation costs, $14.8 million of merger-related and integration costs, and $9.8 million of restructuring costs. Adjusted for the loss on abandonment of assets, digital transformation costs, restructuring costs, and excise taxes on excess pension plan assets, SG&A expenses were $1,614.1 million, or 14.9% of net sales, for the first six months of 2024. Adjusted for digital transformation costs, merger-related and integration costs, and restructuring costs, SG&A expenses were $1,609.2 million, or 14.3% of net sales, for the first six months of 2023.
SG&A payroll and payroll-related expenses for the first six months of 2024 of $1,030.7 million decreased by $5.0 million compared to the same period in 2023 as a result of a decrease in other payroll expenses of $21.7 million, primarily driven by a reduction in long-term incentive plan expense, as well as a decrease of $6.8 million in temporary labor expense. These decreases were partially offset by higher salaries of $15.2 million due to wage inflation, partially offset by the impact of headcount reduction actions taken at the end of the second quarter of 2023 and the impact of the divestiture of the WIS business, and an increase to commissions and incentive compensation expenses of $9.1 million.
SG&A expenses not related to payroll and payroll-related costs for the first six months of 2024 were $627.1 million, an increase of $13.4 million compared to the same period in 2023, which primarily reflects an increase of $18.5 million in other income and deductions, driven by the loss on abandonment of assets, higher costs to operate our facilities of $14.7 million, an increase of $8.0 million in IT costs, and an increase of $5.3 million in taxes. These increases were partially offset by a $13.4 million decrease in professional service and consulting fees, including decreases in merger-related and integration costs and costs related to digital transformation initiatives, and a decrease of $10.7 million in transportation costs due to the decrease in sales volume noted above.
Income from Operations
Income from operations was $586.5 million for the first six months of 2024 compared to $710.2 million for the first six months of 2023. The decrease of $123.7 million, or 17.4%, reflects a decrease in sales due to volume declines, higher cost of goods sold as a percentage of net sales, and higher SG&A expenses, as described above.
Other (Income) Expense, net
Other non-operating income totaled $74.3 million for the first six months of 2024 compared to expense of $10.9 million for the first six months of 2023. In the first six months of 2024, we completed the divestiture of our WIS business and recognized a gain from the sale of $102.9 million. Additionally, in the first six months of 2024, we recognized a $3.8 million loss on termination of a business arrangement. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $20.7 million for the first six months of 2024 compared to a net loss of $13.2 million for the first six months of 2023. We recognized net costs of $5.5 million and net benefits $0.7 million associated with the non-service cost components of net periodic pension cost (benefit) for the six months ended June 30, 2024 and 2023, respectively. The year-over-year increase in net periodic pension costs was due to pension settlement cost to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan as a result of the final settlement of the plan in the first quarter of 2024. Adjusted for the gain on the divestiture of our WIS business, the loss on termination of a business arrangement, and the $5.5 million pension settlement cost described above, other non-operating expense was $19.3 million for the first six months of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income Taxes
The provision for income taxes was $118.7 million for the first six months of 2024 compared to $115.9 million in last year's comparable period, resulting in effective tax rates of 25.4% and 22.9%, respectively. The higher effective tax rate for the first six months of 2024 is due to lower discrete income tax benefits resulting from the exercise and vesting of stock-based awards as compared to the prior year period.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $319.2 million and $6.22, respectively, for the first six months of 2024 compared to $361.5 million and $6.90, respectively, for the first six months of 2023. Adjusted for the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of a business arrangement, pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $282.9 million and $5.51, respectively, for the first six months of 2024. Adjusted for digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $391.3 million and $7.47, respectively, for the first six months of 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $740.5 million for the first six months of 2024 compared to $863.0 million for the first six months of 2023. Adjusted EBITDA decreased $122.5 million, or 14.2% year-over-year. The decrease primarily reflects the $437.7 million decrease in net sales, and a $8.4 million increase in SG&A expenses, partially offset by a corresponding decrease in cost of goods sold of $322.7 million, as described above. Included in the increase in SG&A expenses were the loss on abandonment of assets of $17.8 million, cloud computing arrangement amortization of $5.9 million, and excise taxes on excess pension plan assets of $4.8 million, partially offset by the lack of merger-related and integration costs in the first six months of 2024 compared to $14.8 million in the first six months of 2023, as well as a year-over-year decrease in digital transformation and restructuring costs of $3.5 million and $0.8 million, respectively.
Segment Results
Electrical & Electronic Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,271.9	$4,335.4	(1.5)%	—%	(0.3)%	—%	(1.2)%
Adjusted EBITDA	$360.7	$372.0
Adjusted EBITDA Margin %	8.4%	8.6%
EES reported net sales of $4,271.9 million for the first six months of 2024 compared to $4,335.4 million for the first six months of 2023, a decrease of $63.5 million, or 1.5%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.3%, EES organic sales for the first six months of 2024 declined by 1.2%, reflecting volume declines of approximately 4%, primarily as a result of declines in the construction and original equipment manufacturers businesses, partially offset by an increase in the industrial business. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $360.7 million for the first six months of 2024, or 8.4% of net sales, compared to $372.0 million for the first six months of 2023, or 8.6% of net sales. Adjusted EBITDA decreased $11.3 million, or 3.0% year-over-year. The decrease primarily reflects the $63.5 million decrease in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $41.2 million, which is inclusive of lower supplier volume rebates of approximately $10.3 million. SG&A expenses decreased $11.6 million as compared to the prior year, which was primarily attributed to lower headcount-related salaries and benefits of $13.3 million, a decrease in bad debt expense of $4.4 million due to improved collections from customers, and lower transportation costs of $2.3 million, driven by lower sales volume. These decreases were partially offset by an increase in commissions and incentives of $6.8 million, and higher costs to operate our facilities of $1.8 million, which includes an increase in rents.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$3,536.0	$3,582.9	(1.3)%	—%	(0.1)%	—%	(1.2)%
Adjusted EBITDA	$278.0	$335.0
Adjusted EBITDA Margin %	7.9%	9.3%
CSS reported net sales of $3,536.0 million for the first six months of 2024 compared to $3,582.9 million for the first six months of 2023, a decrease of $46.9 million, or 1.3%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.1%, CSS organic sales for the first six months of 2024 declined by 1.2%, primarily as a result of volume declines in the security solutions and enterprise network infrastructure businesses, partially offset by growth in the data center solutions business. Changes in price did not have a material impact on the year-over-year decline in CSS organic sales.
CSS reported adjusted EBITDA of $278.0 million for the first six months of 2024, or 7.9% of net sales, compared to $335.0 million for the first six months of 2023, or 9.3% of net sales. Adjusted EBITDA decreased $57.0 million, or 17.0% year-over-year. The decrease primarily reflects the $46.9 million decrease in net sales, as well as a slight increase in cost of goods sold of $2.0 million, which is inclusive of an increase in inventory adjustments of $8.6 million and lower supplier volume rebates of approximately $2.7 million. SG&A expenses increased $8.6 million as compared to the prior year, which was primarily attributed to increased commissions and incentives of $3.4 million, higher costs to operate our facilities of $3.3 million, which includes an increase in rents and the opening of a new facility, and higher bad debt expense of $1.1 million. These increases were partially offset by lower transportation costs of $3.9 million, as a result of lower sales volume.
Utility & Broadband Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2024	June 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$3,021.8	$3,349.1	(9.8)%	(6.0)%	—%	—%	(3.8)%
Adjusted EBITDA	$342.9	$376.3
Adjusted EBITDA Margin %	11.3%	11.2%
UBS reported net sales of $3,021.8 million for the first six months of 2024 compared to $3,349.1 million for the first six months of 2023, a decrease of $327.3 million, or 9.8%. Adjusting for the decrease from the divestiture of the WIS business of 6.0%, UBS organic sales for the first six months of 2024 declined by 3.8%, reflecting volume declines of approximately 7%, primarily as a result of declines in the utility and broadband businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS reported adjusted EBITDA of $342.9 million for the first six months of 2024, or 11.3% of net sales, compared to $376.3 million for the first six months of 2023, or 11.2% of net sales. Adjusted EBITDA decreased $33.4 million, or 8.9% year-over-year. The decrease primarily reflects the $327.3 million decrease in net sales, partially offset by a corresponding decrease in cost of goods sold of $283.5 million. SG&A expenses decreased $10.5 million as compared to the prior year, which was primarily attributed to a decrease in commissions and incentives of $10.3 million, driven by lower sales volume and the impact of the WIS divestiture, and a decrease in transportation costs of $2.4 million, driven by lower sales volume. These decreases were partially offset by higher costs to operate our facilities of $6.2 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$327.5	$202.7	$429.3	$(640.3)	$319.2
Net (loss) income attributable to noncontrolling interests	(0.3)	1.0	—	0.3	1.0
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	118.7	118.7
Interest expense, net(1)	—	—	—	193.2	193.2
Depreciation and amortization	22.7	36.2	14.4	18.3	91.6
Other expense (income), net	8.7	34.8	(102.4)	(15.4)	(74.3)
Stock-based compensation expense	2.1	3.3	1.6	5.8	12.8
Loss on abandonment of assets(2)	—	—	—	17.8	17.8
Digital transformation costs(3)	—	—	—	12.1	12.1
Restructuring costs(4)	—	—	—	9.0	9.0
Cloud computing arrangement amortization(5)	—	—	—	5.9	5.9
Excise taxes on excess pension plan assets(6)	—	—	—	4.8	4.8
Adjusted EBITDA	$360.7	$278.0	$342.9	$(241.1)	$740.5
Adjusted EBITDA margin %	8.4%	7.9%	11.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.

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

(6) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$338.3	$267.6	$363.4	$(607.8)	$361.5
Net (loss) income attributable to noncontrolling interests	(0.8)	0.3	—	(0.1)	(0.6)
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(1)	—	—	—	115.9	115.9
Interest expense, net(1)	—	—	—	193.8	193.8
Depreciation and amortization	21.4	35.9	12.4	21.6	91.3
Other expense (income), net	10.3	28.5	(1.1)	(26.8)	10.9
Stock-based compensation expense(2)	2.8	2.7	1.6	14.2	21.3
Digital transformation costs(3)	—	—	—	15.6	15.6
Merger-related and integration costs(4)	—	—	—	14.8	14.8
Restructuring costs(5)	—	—	—	9.8	9.8
Adjusted EBITDA	$372.0	$335.0	$376.3	$(220.3)	$863.0
Adjusted EBITDA margin %	8.6%	9.3%	11.2%
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

(5) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. For the six months ended June 30, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, loss on abandonment of assets, digital transformation costs, restructuring costs, cloud computing arrangement amortization, and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan. For the six months ended June 30, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating (income) expense, provision for income taxes and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating (income) expense, adjusted provision for income taxes and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
	June 30, 2024	June 30, 2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$1,657.8	$1,649.4
Loss on abandonment of assets(1)	(17.8)	—
Digital transformation costs(2)	(12.1)	(15.6)
Restructuring costs(3)	(9.0)	(9.8)
Excise taxes on excess pension plan assets(4)	(4.8)	—
Merger-related and integration costs(5)	—	(14.8)
Adjusted selling, general and administrative expenses	$1,614.1	$1,609.2

Adjusted Income from Operations:
Income from operations	$586.5	$710.2
Loss on abandonment of assets(1)	17.8	—
Digital transformation costs(2)	12.1	15.6
Restructuring costs(3)	9.0	9.8
Excise taxes on excess pension plan assets(4)	4.8	—
Merger-related and integration costs(5)	—	14.8
Accelerated trademark amortization(6)	—	0.8
Adjusted income from operations	$630.2	$751.2

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(74.3)	$10.9
Gain on divestiture	102.9	—
Loss on termination of business arrangement(7)	(3.8)	—
Pension settlement cost(8)	(5.5)	—
Adjusted other (income) expense, net	$19.3	$10.9

Adjusted Provision for Income Taxes:
Provision for income taxes	$118.7	$115.9
Income tax effect of adjustments to income from operations(9)	(13.6)	11.2
Adjusted provision for income taxes	$105.1	$127.1
(1)    Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.
(2) Digital transformation costs include costs associated with certain digital transformation initiatives.
(3)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(4)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(5)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(6)    Accelerated trademark amortization represents additional amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that are migrating to our master brand architecture.
(7)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(8)    Pension settlement cost represents expense related to the partial settlement of the Company's U.S. pension plan.
(9)    The adjustments to income from operations have been tax effected at a rate of approximately 27% for the six months ended June 30, 2024 and 2023, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2024	June 30, 2023
(In millions, except per share data)
Adjusted income from operations	$630.2	$751.2
Interest expense, net	193.2	193.8
Adjusted other expense, net	19.3	10.9
Adjusted income before income taxes	417.7	546.5
Adjusted provision for income taxes	105.1	127.1
Adjusted net income	312.6	419.4
Net income (loss) attributable to noncontrolling interests	1.0	(0.6)
Adjusted net income attributable to WESCO International, Inc.	311.6	420.0
Preferred stock dividends	28.7	28.7
Adjusted net income attributable to common stockholders	$282.9	$391.3

Diluted shares	51.3	52.4
Adjusted earnings per diluted share	$5.51	$7.47
Note: For the six months ended June 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. For the six months ended June 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of June 30, 2024, we had approximately $1.1 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $40.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $434.5 million, provided liquidity of approximately $1.5 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
As described in Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 7, 2024, Wesco Distribution issued $900 million aggregate principal amount of 2029 Notes and $850 million aggregate principal amount of 2032 Notes. We used the net proceeds from the issuance of the 2029 and 2032 Notes to redeem the $1,500 million aggregate principal amount of 2025 Notes on June 17, 2024. Prior to redeeming the 2025 Notes, we used the net proceeds from the 2029 and 2032 Notes temporarily to repay a portion of the amounts outstanding under our Receivables Facility and repaid all of the outstanding borrowings under our Revolving Credit Facility. We subsequently redrew under our Receivables Facility and our Revolving Credit Facility an aggregate amount sufficient to redeem the 2025 Notes.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2023, however, interest rates have remained stable in 2024. Further interest rate increases will raise the rates we pay on our variable rate debt and will contribute to higher interest expense versus prior periods.
As of June 30, 2024, approximately 58% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Over the next several quarters, we expect that our excess liquidity will be directed primarily at returning capital to shareholders through our existing share repurchase authorization, the payment of dividends, debt reduction, digital transformation initiatives, potential acquisitions and related integration activities, and/or the potential redemption of Series A Preferred Stock. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of June 30, 2024.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.9x as of June 30, 2024 and 2.8x as of December 31, 2023.
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	June 30, 2024	December 31, 2023
(In millions, except ratios)
Net income attributable to common stockholders	$665.9	$708.1
Net income attributable to noncontrolling interests	2.2	0.6
Preferred stock dividends	57.4	57.4
Provision for income taxes	228.7	225.9
Interest expense, net	388.7	389.3
Depreciation and amortization	181.5	181.3
EBITDA	$1,524.4	$1,562.6
Other (income) expense, net	(60.1)	25.1
Stock-based compensation expense	36.9	45.5
Merger-related and integration costs(1)	4.4	19.3
Restructuring costs(2)	15.9	16.7
Digital transformation costs(3)	32.6	36.1
Excise taxes on excess pension plan assets(4)	4.8	—
Loss on abandonment of assets(5)	17.8	—
Cloud computing arrangement amortization(6)	5.9	—
Adjusted EBITDA	$1,582.6	$1,705.3

	As of
	June 30, 2024	December 31, 2023
Short-term debt and current portion of long-term debt, net	$13.8	$8.6
Long-term debt, net	5,203.4	5,313.1
Debt discount and debt issuance costs(7)	54.0	43.0
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(7)	(0.1)	(0.1)
Total debt	5,271.1	5,364.6
Less: Cash and cash equivalents	716.5	524.1
Total debt, net of cash	$4,554.6	$4,840.5

Financial leverage ratio	2.9	2.8
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
(5)Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.
(6)Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(7)Debt is presented in the condensed consolidated balance sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expenses (income), non-cash stock-based compensation expense, merger-related and integration costs, restructuring costs, digital transformation costs, excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan, loss on abandonment of assets, and cloud computing arrangement amortization.
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax imposed on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income tax regime imposed by the Tax Cuts and Jobs Act of 2017. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries. Therefore, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of June 30, 2024, we had $625.0 million outstanding on the Revolving Credit Facility and $1,510.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $10.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of June 30, 2024, there was $8.2 million of borrowing capacity available under the international lines of credit that did not directly reduce availability under the Revolving Credit Facility. As of June 30, 2024, we had $0.7 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of June 30, 2024, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first six months of 2024 and 2023 follows:
Operating Activities
Net cash provided by operating activities for the first six months of 2024 totaled $522.5 million, compared to $62.2 million for the first six months of 2023. Net cash provided by operating activities for the first six months of 2024 included net income of $348.9 million and non-cash adjustments to net income totaling $32.1 million, which primarily comprised depreciation and amortization of $91.6 million, a loss on abandonment of assets of $17.8 million, stock-based compensation expense of $12.8 million, amortization of debt discount and debt issuance costs of $8.8 million, a loss recognized on the extinguishment of debt of $6.8 million, and pension settlement cost of $5.5 million, partially offset by a gain of $102.9 million, resulting from the divestiture of our WIS business, as described in Note 4, “Acquisitions and Divestitures”.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Other sources of cash in the first six months of 2024 included an increase in accounts payable of $341.9 million primarily due the timing of inventory purchases and payment to suppliers, an increase in other current and noncurrent liabilities of $69.6 million, due to increases in accrued interest payable, deferred revenue, and federal income taxes payable, and a decrease in other accounts receivable of $60.7 million, due primarily to the collection of supplier volume rebates earned in 2023 in excess of income accrued during the current period. Additionally, a decrease in miscellaneous and other operating receivables, partially offset by an increase in sales tax and value-added tax receivables and an increase in supplier price agreement receivables, contributed to net operating cash flow. Net operating cash flow was also positively impacted by $18.9 million from a decrease in inventories. Primary uses of cash in the first six months of 2024 included an increase in trade accounts receivable of $258.8 million due to the timing of receipts from customers, and an increase in other current and noncurrent assets of $90.0 million primarily due to an increase in supplier prepayments, as well as capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, and an increase in federal income taxes receivable.
Net cash provided by operating activities for the first six months of 2023 totaled $62.2 million, which included net income of $389.6 million and non-cash adjustments to net income totaling $139.8 million, which primarily comprised depreciation and amortization of $91.3 million, stock-based compensation expense of $23.9 million, deferred income taxes of $16.2 million, and amortization of debt discount and debt issuance costs of $7.4 million.
Other sources of cash in the first six months of 2023 included a decrease in other accounts receivable of $55.7 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the first six months of 2023. Primary uses of cash in the first six months of 2023 included an increase in trade accounts receivable of $162.9 million due to the timing of receipts from customers, a decrease in accrued payroll and benefit costs of $134.1 million resulting primarily from the payment of management incentive compensation earned in 2022, partially offset by the accrual of management incentive compensation earned in the first six months of 2023, and a decrease in accounts payable of $78.6 million due to the timing of payments to suppliers. Net operating cash flow was also negatively impacted by an increase in inventories of $73.9 million. Inventories grew at a slower rate than sales, as supply chain lead times have continued to normalize. Uses of cash in the first six months of 2023 also included an increase in other current and noncurrent assets of $56.9 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, and a decrease in other current and noncurrent liabilities of $16.5 million.
Investing Activities
Net cash provided by investing activities for the first six months of 2024 was $269.1 million compared to $43.7 million used in investing activities during the first six months of 2023. Included in the first six months of 2024 were $334.2 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $30.1 million paid to acquire entroCIM, as well as capital expenditures of $41.2 million compared to $44.3 million for the six month period ended June 30, 2023. Capital expenditures in the first six months of 2024 primarily comprised internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing Activities
Net cash used in financing activities for the first six months of 2024 was $581.4 million, compared to $20.4 million during the first six months of 2023. During the first six months of 2024, financing activities primarily comprised the redemption of our $1,500.0 million aggregate principal amount of 2025 Notes, proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $328.0 million related to our Revolving Credit Facility, net repayments of $40.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first six months of 2024 also included $350.0 million of common stock repurchases, $41.2 million and $28.7 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $26.0 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first six months of 2023, financing activities primarily comprised net borrowings of $151.7 million related to our Revolving Credit Facility, net borrowings of $15.0 million related to our Receivables Facility, and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023. The first six months of 2023 also included $54.2 million of payments for taxes related to the exercise and vesting of stock-based awards, $38.4 million and $28.7 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and net repayments on our various international lines of credit of approximately $3.8 million.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 12, “Commitments and Contingencies” to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters (including wage and hour). The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Item 1A. to Part II of Wesco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
April 1 – April 30, 2024	2,086	$156.92	—	$863.9
May 1 – May 31, 2024	1,121,363	$179.60	1,118,720	$663.0
June 1 – June 30, 2024	560,547	$176.79	560,456	$563.9
Total	1,683,996	$178.63	1,679,176
(1)    There were 4,820 shares purchased during the quarterly period ended June 30, 2024 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended June 30, 2024, the Company entered into spot repurchase transactions through brokers to purchase 1,679,176 shares of its common stock in the open market for cash totaling $300.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco's Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated May 29, 2014

3.3	Certificate of Designations with respect to the Series A Preferred Stock, dated June 22, 2020	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated June 22, 2020

3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated July 17, 2020

3.5	Certificate of Amendment of Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated May 28, 2024

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

August 1, 2024	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2024	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)