Form 10-Q
period 2024-09-30
WESCO INTERNATIONAL INC
filed 2024-10-31
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2024, 49,001,657 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$706.8	$524.1
Trade accounts receivable, net of allowance for expected credit losses of $61.0 and $55.9 in 2024 and 2023, respectively	3,629.1	3,639.5
Other accounts receivable	398.8	430.5
Inventories	3,630.1	3,572.1
Prepaid expenses and other current assets	318.7	225.4
Total current assets	8,683.5	8,391.6
Property, buildings and equipment, net of accumulated depreciation of $532.8 and $502.5 in 2024 and 2023, respectively	441.7	423.6
Operating lease assets	747.6	761.2
Intangible assets, net	1,811.2	1,857.6
Goodwill	3,217.7	3,262.3
Deferred income taxes	38.1	42.3
Other assets	335.2	322.3
Total assets	$15,275.0	$15,060.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,839.1	$2,431.5
Accrued payroll and benefit costs	219.9	191.7
Short-term debt and current portion of long-term debt	14.9	8.6
Other current liabilities	854.6	756.6
Total current liabilities	3,928.5	3,388.4
Long-term debt, net of debt discount and debt issuance costs of $50.6 and $43.0 in 2024 and 2023, respectively	5,007.8	5,313.1
Operating lease liabilities	624.6	641.7
Deferred income taxes	440.4	451.9
Other noncurrent liabilities	236.9	233.9
Total liabilities	$10,238.2	$10,029.0
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2024 and 2023	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,575,119 and 69,278,677 shares issued, and 49,000,624 and 50,897,122 shares outstanding in 2024 and 2023, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2024 and 2023, respectively	—	—
Additional capital	2,042.4	2,037.1
Retained earnings	4,829.8	4,391.7
Treasury stock, at cost; 24,913,926 and 22,720,986 shares in 2024 and 2023, respectively	(1,440.7)	(1,060.4)
Accumulated other comprehensive loss	(389.8)	(332.0)
Total WESCO International, Inc. stockholders’ equity	5,042.4	5,037.1
Noncontrolling interests	(5.6)	(5.2)
Total stockholders’ equity	5,036.8	5,031.9
Total liabilities and stockholders’ equity	$15,275.0	$15,060.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net sales	$5,489.4	$5,644.4	$16,319.1	$16,911.8
Cost of goods sold (excluding depreciation and amortization)	4,276.7	4,422.4	12,770.5	13,238.9
Selling, general and administrative expenses	831.1	796.4	2,488.9	2,445.8
Depreciation and amortization	46.0	45.1	137.6	136.4
Income from operations	335.6	380.5	922.1	1,090.7
Interest expense, net	86.5	98.5	279.8	292.3
Other (income) expense, net	(24.9)	3.7	(99.3)	14.6
Income before income taxes	274.0	278.3	741.6	783.8
Provision for income taxes	69.3	44.3	188.1	160.2
Net income	204.7	234.0	553.5	623.6
Less: Net income attributable to noncontrolling interests	0.4	0.6	1.3	—
Net income attributable to WESCO International, Inc.	204.3	233.4	552.2	623.6
Less: Preferred stock dividends	14.4	14.4	43.1	43.1
Net income attributable to common stockholders	$189.9	$219.0	$509.1	$580.5

Earnings per share attributable to common stockholders
Basic	$3.87	$4.28	$10.18	$11.34
Diluted	$3.81	$4.20	$10.02	$11.08

Other comprehensive income (loss):
Foreign currency translation adjustments and other	33.9	(64.5)	(59.5)	(6.3)
Post-retirement benefit plan adjustments, net of tax	(0.1)	—	1.7	—
Other comprehensive income (loss)	33.8	(64.5)	(57.8)	(6.3)
Comprehensive income	238.5	169.5	495.7	617.3
Less: Comprehensive income attributable to noncontrolling interests	0.4	0.6	1.3	—
Less: Preferred stock dividends	14.4	14.4	43.1	43.1
Comprehensive income attributable to common stockholders	$223.7	$154.5	$451.3	$574.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended
	September 30
	2024	2023
Operating activities:
Net income	$553.5	$623.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.6	136.4
Stock-based compensation expense	19.6	34.7
Amortization of debt discount and debt issuance costs	12.2	11.1
Gain on divestiture	(122.2)	—
Loss on abandonment of assets	17.8	—
Other operating activities, net	1.3	7.9
Changes in assets and liabilities:
Trade accounts receivable, net	(217.9)	(133.4)
Other accounts receivable	28.1	18.7
Inventories	(85.0)	(62.7)
Other current and noncurrent assets	(127.7)	(51.8)
Accounts payable	478.0	(86.5)
Accrued payroll and benefit costs	26.1	(120.9)
Other current and noncurrent liabilities	103.2	46.8
Net cash provided by operating activities	824.6	423.9
Investing activities:
Capital expenditures	(70.4)	(63.6)
Acquisition payments, net of cash acquired	(41.7)	—
Proceeds from divestiture, net of cash transferred	354.9	—
Other investing activities, net	6.9	2.4
Net cash provided by (used in) investing activities	249.7	(61.2)
Financing activities:
Proceeds from short-term debt, net	0.2	1.3
Proceeds from issuance of long-term debt	5,524.0	2,114.2
Repayments of long-term debt	(5,842.4)	(2,156.5)
Debt issuance costs	(26.6)	—
Payments for taxes related to net-share settlement of equity awards	(26.2)	(68.0)
Repurchases of common stock	(375.0)	(50.0)
Payment of common stock dividends	(61.4)	(57.6)
Payment of preferred stock dividends	(43.1)	(43.1)
Other financing activities, net	(23.8)	6.3
Net cash used in financing activities	(874.3)	(253.4)
Effect of exchange rate changes on cash and cash equivalents	(17.3)	(5.2)
Net change in cash and cash equivalents	182.7	104.1
Cash and cash equivalents at the beginning of period	524.1	527.3
Cash and cash equivalents at the end of period	$706.8	$631.4
Supplemental disclosures:
Cash paid for interest	$251.4	$235.0
Cash paid for income taxes	$223.0	$165.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$161.9	$186.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	429,611					0.3		(0.9)	(5,402)			(0.6)
Stock-based compensation expense							10.1						10.1
Repurchases of common stock, including excise taxes									(50.5)	(343,147)			(50.5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(156,850)					(14.6)	(9.6)					(24.2)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								115.8					115.8
Common stock dividends								(20.9)					(20.9)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												(69.7)	(69.7)
Balance, March 31, 2024	$0.7	69,551,438	$—	4,339,431	$—	21,612	$2,032.9	$4,462.6	$(1,111.8)	(23,069,535)	$(4.9)	$(401.7)	$4,977.8
Exercise of stock-based awards	—	16,570					0.1		(0.6)	(3,308)			(0.5)
Stock-based compensation expense							2.7						2.7
Repurchases of common stock, including excise taxes									(303.0)	(1,679,176)			(303.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,499)					(0.2)	(0.1)					(0.3)
Noncontrolling interests											0.7		0.7
Net income attributable to WESCO International, Inc.								232.1					232.1
Common stock dividends								(20.3)					(20.3)
Preferred stock dividends								(14.4)					(14.4)
Dividends to noncontrolling interests											(1.8)		(1.8)
Translation adjustments and other								0.2				(21.9)	(21.7)
Balance, June 30, 2024	$0.7	69,566,509	$—	4,339,431	$—	21,612	$2,035.5	$4,660.1	$(1,415.4)	(24,752,019)	$(6.0)	$(423.6)	$4,851.3
Exercise of stock-based awards	—	9,433					0.2			(293)			0.2
Stock-based compensation expense							6.8						6.8
Repurchases of common stock, including excise taxes									(25.3)	(161,614)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(823)					(0.1)	—					(0.1)
Noncontrolling interests											0.4		0.4
Net income attributable to WESCO International, Inc.								204.3					204.3
Common stock dividends								(20.2)					(20.2)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												33.8	33.8
Balance, September 30, 2024	$0.7	69,575,119	$—	4,339,431	$—	21,612	$2,042.4	$4,829.8	$(1,440.7)	(24,913,926)	$(5.6)	$(389.8)	$5,036.8
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The Consolidated Statement of Cash Flows for the nine months ended September 30, 2023, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
Supplier Finance Programs
The Company has supplier finance programs that are administered by intermediaries. Under these arrangements, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction or fees paid by the supplier, which is paid to the supplier by third-party finance providers. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 180 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance providers. The Company does not provide assets pledged as security or other forms of guarantees to the finance providers or intermediaries under these arrangements. As of September 30, 2024 and December 31, 2023, the amounts due to suppliers that participate in the Company’s supplier finance programs were approximately $21.3 million and $32.6 million, respectively, which are included in accounts payable in the Condensed Consolidated Balance Sheets.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be material to Wesco’s financial position, results of operations or cash flows.
3. REVENUE
Wesco distributes products and provides services to customers globally in various end markets within its business segments. The segments operate in the United States, Canada and various other countries.
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2024	2023	2024	2023
Electrical & Electronic Solutions	$2,151.2	$2,190.7	$6,423.1	$6,526.1
Communications & Security Solutions	1,955.1	1,778.0	5,491.1	5,360.9
Utility & Broadband Solutions	1,383.1	1,675.7	4,404.9	5,024.8
Total by segment	$5,489.4	$5,644.4	$16,319.1	$16,911.8

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2024	2023	2024	2023
United States	$4,041.4	$4,166.5	$12,089.5	$12,529.5
Canada	763.7	765.8	2,226.6	2,298.3
Other International(1)	684.3	712.1	2,003.0	2,084.0
Total by geography(2)	$5,489.4	$5,644.4	$16,319.1	$16,911.8
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Due to the terms of certain contractual arrangements, Wesco bills and receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings and payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing and payment. At September 30, 2024 and December 31, 2023, $135.0 million and $111.9 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $3.2 million and $60.3 million of revenue during the three and nine months ended September 30, 2024, respectively, that was included in the deferred revenue balance as of December 31, 2023, and recognized $22.1 million and $64.1 million of revenue during the three and nine months ended September 30, 2023, respectively, that was included in the deferred revenue balance as of December 31, 2022.
The Company also has certain long-term contractual arrangements where revenue is recognized over time based on the cost-to-cost input method. As of September 30, 2024 and December 31, 2023, the Company had contract assets of $40.7 million and $35.4 million, respectively, resulting from contracts where the amount of revenue recognized exceeded the amount billed to the customer. Contract assets are recorded in the Condensed Consolidated Balance Sheets as a component of prepaid expenses and other current assets.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted accordingly. Variable consideration reduced revenue by approximately $110.4 million and $118.4 million, for the three months ended September 30, 2024 and 2023, respectively, and by approximately $331.2 million and $333.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company's estimated product return obligation was $41.0 million and $41.3 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $80.9 million and $76.4 million for the three months ended September 30, 2024 and 2023, respectively, and $226.2 million and $232.4 million for the nine months ended September 30, 2024 and 2023, respectively.
4. ACQUISITIONS AND DIVESTITURES
Independent Electric Supply Inc.
Effective July 1, 2024, the Company acquired the assets and liabilities of Independent Electric Supply Inc. (“IES”), a full-line electrical distributor headquartered in Ontario, Canada. The total preliminary estimated fair value of consideration for the acquisition of IES of $13.2 million includes total cash consideration of $11.6 million, net of cash acquired, paid at closing with cash on hand, and contingent consideration not to exceed $2.9 million. The assets acquired included a customer relationship intangible asset with an estimated fair value of $5.9 million.
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which own and operate the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total preliminary estimated fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, paid at closing with cash on hand, and contingent consideration not to exceed $8.0 million, with an estimated fair value of $6.4 million, recorded in current and noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024. The preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, which primarily comprised a developed software intangible asset with an estimated fair value of $8.0 million based on an income valuation method, with the excess of $29.0 million allocated to goodwill in the Company's CSS reportable segment.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco Integrated Supply (“WIS”) Divestiture
On April 1, 2024, Wesco Distribution, Inc. (“Wesco Distribution”) completed the sale of its WIS business for total consideration of $334.2 million, adjusted from the base purchase price of $350.0 million for estimated net working capital, estimated closing cash, and estimated closing indebtedness. The WIS business, located primarily in the U.S. and Canada, was part of the UBS reportable segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. During the third quarter, the Company finalized the net working capital, closing cash, and closing indebtedness purchase price adjustments, which resulted in a working capital adjustment of $20.7 million and an increase to the gain from the sale. The Company recognized a gain from the sale of $19.3 million and $122.2 million for the three and nine months ended September 30, 2024, respectively, which is recorded as a component of other (income) expense, net in the Condensed Consolidated Statements of Income and Comprehensive Income. Upon closing, Wesco Distribution entered into certain Transition Services Agreements (“TSAs”) under which Wesco Distribution agreed to provide transition services to the purchaser for approximately nine months. Revenues associated with these TSAs are not material.
The sale of the WIS business did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore does not meet the criteria to be classified as discontinued operations.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	Nine Months Ended
	September 30, 2024
	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1	$838.1	$1,211.6	$1,212.6	$3,262.3
Foreign currency exchange rate changes	(11.8)	(1.8)	(5.4)	(19.0)
Adjustments to goodwill for acquisitions(1)	3.5	29.0	—	32.5
Adjustment to goodwill for divestiture(2)	—	—	(58.1)	(58.1)
Ending balance, September 30	$829.8	$1,238.8	$1,149.1	$3,217.7
(1)    Reflects the preliminary allocation of the purchase price paid to acquire IES and entroCIM, which are part of the EES and CSS segments, respectively, as described in Note 4, “Acquisitions and Divestitures”.
(2)    Reflects the amount of goodwill that was allocated to the WIS business, which was part of the UBS segment, and was sold on April 1, 2024, as described in Note 4, “Acquisitions and Divestitures”.
The components of intangible assets are as follows:

		As of
		September 30, 2024			December 31, 2023
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$792.2	$—	$792.2	$793.0	$—	$793.0
Customer relationships	10 - 20	1,466.0	(468.7)	997.3	1,519.9	(464.4)	1,055.5
Distribution agreements	15 and 19	29.2	(27.3)	1.9	29.2	(26.0)	3.2
Trademarks	5 and 12	15.5	(11.2)	4.3	15.5	(9.6)	5.9
Software	7	16.0	(0.5)	15.5	—	—	—
		$2,318.9	$(507.7)	$1,811.2	$2,357.6	$(500.0)	$1,857.6
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Amortization expense related to intangible assets totaled $21.5 million and $22.1 million for the three months ended September 30, 2024 and 2023, respectively, and $65.3 million and $66.5 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2024	$22.0
2025	85.8
2026	80.4
2027	77.6
2028	75.9
Thereafter	677.3
Total	$1,019.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and nine months ended September 30, 2024 and 2023, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options granted	—	1,593	85,425	78,729
Weighted-average fair value	n/a	$72.57	$72.05	$76.69

Restricted stock units granted	1,942	1,649	240,233	175,513
Weighted-average fair value	$150.44	$140.91	$157.13	$170.13

Performance-based awards granted(1)	540	662	194,105	212,107
Weighted-average fair value(1)	$147.26	$115.04	$108.94	$86.97
(1)    As described further below, the nine months ended September 30, 2024 includes performance-based awards granted in February 2021 for which actual achievement levels were certified in February 2024, as well as performance-based awards granted during the nine months ended September 30, 2024.
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Risk free interest rate	n/a	4.4%	4.2%	4.1%
Expected life (in years)	n/a	5	5	5
Expected volatility	n/a	52%	55%	50%
Expected dividend yield	n/a	0.96%	1.09%	0.89%
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
The following table sets forth a summary of stock options and related information for the nine months ended September 30, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	163,082	$144.51
Granted	85,425	152.07
Exercised	(3,053)	122.09
Forfeited	(6,343)	154.71
Outstanding at September 30, 2024	239,111	$147.23	8.4	$5.2
Exercisable at September 30, 2024	79,145	$136.93	7.7	$2.5
For the nine months ended September 30, 2024, the aggregate intrinsic value of stock options exercised during such period was not material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2024:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	818,284	$59.55
Granted	—	—
Exercised	(44,063)	62.58
Forfeited	(727)	76.25
Outstanding at September 30, 2024	773,494	$59.37	4.4	$84.0
Exercisable at September 30, 2024	773,494	$59.37	4.4	$84.0
For the nine months ended September 30, 2024, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $4.7 million.
The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	407,613	$127.49
Granted	240,233	157.13
Vested	(193,762)	115.40
Forfeited	(27,973)	142.78
Unvested at September 30, 2024	426,111	$148.54
The following table sets forth a summary of performance-based awards and related information for the nine months ended September 30, 2024:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2023	254,859	$115.15
Granted(1)	194,105	108.94
Vested	(223,042)	77.08
Forfeited	(7,065)	154.19
Unvested at September 30, 2024	218,857	$147.18
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco recognized $6.8 million and $10.8 million of non-cash stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $19.6 million and $34.7 million of non-cash stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively, which is included in selling, general and administrative expenses for such periods. As of September 30, 2024, there was $60.4 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2024	$10.1
2025	28.3
2026	18.0
2027	3.7
2028	0.3
7. STOCKHOLDERS’ EQUITY
Share Repurchases
On May 31, 2022, the Company’s Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the three and nine months ended September 30, 2024, the Company entered into spot repurchase transactions through brokers to purchase 161,614 and 2,183,937 shares, respectively, of its common stock in the open market for cash totaling $25.3 million and $378.8 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three and nine months ended September 30, 2023, the Company entered into spot repurchase transactions through a broker to purchase 325,449 shares of its common stock totaling $50.5 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility.
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
May 30, 2024	June 14, 2024	June 28, 2024	$0.413	$20.3	million
August 29, 2024	September 13, 2024	September 30, 2024	$0.413	$20.2	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2	million
June 1, 2023	June 15, 2023	June 30, 2023	$0.375	$19.2	million
August 31, 2023	September 15, 2023	September 29, 2023	$0.375	$19.1	million
During the three and nine months ended September 30, 2024 and 2023, the Company's Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million and $43.1 million, respectively, each year.

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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share data)	2024	2023	2024	2023
Net income attributable to WESCO International, Inc.	$204.3	$233.4	$552.2	$623.6
Less: Preferred stock dividends	14.4	14.4	43.1	43.1
Net income attributable to common stockholders	$189.9	$219.0	$509.1	$580.5
Weighted-average common shares outstanding used in computing basic earnings per share	49.1	51.2	50.0	51.2
Common shares issuable upon exercise of dilutive equity awards	0.7	1.0	0.8	1.2
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.8	52.2	50.8	52.4
Earnings per share attributable to common stockholders
Basic	$3.87	$4.28	$10.18	$11.34
Diluted	$3.81	$4.20	$10.02	$11.08
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and nine months ended September 30, 2024, there were approximately 0.2 million antidilutive shares. For the three and nine months ended September 30, 2023, there were approximately 0.1 million and 0.2 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
International lines of credit	$0.8	$1.0
Accounts Receivable Securitization Facility	1,450.0	1,550.0
Revolving Credit Facility	485.0	953.0
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	—	1,500.0
7.250% Senior Notes due 2028, less debt discount of $4.7 and $5.6 in 2024 and 2023, respectively	1,320.3	1,319.4
6.375% Senior Notes due 2029	900.0	—
6.625% Senior Notes due 2032	850.0	—
Finance lease obligations	58.2	31.4
Total debt	5,068.5	5,359.0
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.1
Less: Unamortized debt issuance costs	(45.9)	(37.4)
Less: Short-term debt and current portion of long-term debt	(14.9)	(8.6)
Total long-term debt	$5,007.8	$5,313.1
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
On June 17, 2024, Wesco Distribution redeemed the $1,500 million aggregate principal amount of the 2025 Notes at a redemption price equal to 100% of the principal amount plus accrued interest up to, but not including, June 15, 2024. The redemption of the 2025 Notes was funded through the issuance of the 6.375% Senior Notes due 2029 (the “2029 Notes”) and the 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”) as described below. The Company recognized a non-cash loss of $6.8 million from the redemption of the 2025 Notes resulting from the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2024.
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
10. EMPLOYEE BENEFIT PLANS
The following table sets forth the components of net periodic pension cost (benefit) for the Company’s defined benefit plans:

	Three Months Ended September 30
(In millions)	2024	2023	2024	2023	2024	2023
	Domestic Plan(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$0.4	$1.2	$0.4	$1.2
Interest cost	—	4.6	3.2	2.9	3.2	7.5
Expected return on plan assets	—	(4.3)	(3.2)	(3.1)	(3.2)	(7.4)
Recognized actuarial gain(3)	—	—	(0.2)	(0.3)	(0.2)	(0.3)
Settlement	(2.2)	—	—	—	(2.2)	—
Net periodic pension (benefit) cost	$(2.2)	$0.3	$0.2	$0.7	$(2.0)	$1.0

	Nine Months Ended September 30
(In millions)	2024	2023	2024	2023	2024	2023
	Domestic Plan(1)		Foreign Plans(2)		Total
Service cost	$—	$—	$1.4	$3.6	$1.4	$3.6
Interest cost	1.1	7.8	12.5	8.6	13.6	16.4
Expected return on plan assets	(0.3)	(7.3)	(13.0)	(9.1)	(13.3)	(16.4)
Recognized actuarial gain(3)	—	—	(0.4)	(0.9)	(0.4)	(0.9)
Settlement	3.3	—	—	—	3.3	—
Net periodic pension cost	$4.1	$0.5	$0.5	$2.2	$4.6	$2.7
(1)    Defined as the Anixter Inc. Pension Plan, which was settled during the first quarter of 2024, as described below.
(2)    Defined as the EECOL Electric ULC Retirement Plan, the EECOL Electric ULC Supplemental Executive Retirement Plan, the Pension Plan for Employees of Anixter Canada Inc., and various defined benefit pension plans covering employees of foreign subsidiaries in Europe.
(3)    For the three and nine months ended September 30, 2024 and 2023, no material amounts were reclassified from accumulated other comprehensive income into net income.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net benefits of $2.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, net costs of $3.2 million for the nine months ended September 30, 2024, and net benefits $0.9 million for the nine months ended September 30, 2023, are presented as components of other expense, net.
The Company expects to contribute approximately $7.0 million to its Foreign Plans in 2024. Approximately $1.0 million and $4.4 million was contributed during the three and nine months ended September 30, 2024, respectively. The Company did not make any contributions to its domestic qualified pension plan during the three or nine months ended September 30, 2024 due to the plan’s settlement, as described below.
Anixter Inc. Pension Plan Settlement
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.
The final settlement of the Anixter Inc. Pension Plan triggered a remeasurement of the related plan benefit obligations and assets as of February 29, 2024. The net effect of the plan remeasurement was a reduction of $30.6 million to the net funded status of the plan, which represented an excess plan asset reversion, and was accounted for as a negative employer contribution. During the three and nine months ended September 30, 2024, the Company used $1.6 million and $8.9 million, respectively, of the excess pension plan assets to fund certain of the Company's matching contributions to the defined contribution plan in the U.S. The remaining assets related to the excess plan asset reversion are included in other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2024. Additionally, the Company incurred excise taxes of $4.8 million resulting from the excess plan asset reversion, which are recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Income during the nine months ended September 30, 2024 and are included in other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024.
During the first quarter of 2024, the Company recognized settlement costs of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan. During the third quarter of 2024, the Company recognized income of $2.2 million as a result of the finalization of the liabilities transferred as part of the settlement.
Other Employee Benefit Plans
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions.
Wesco incurred expenses of $18.8 million and $15.9 million for the three months ended September 30, 2024 and 2023, respectively, and $58.4 million and $58.8 million for the nine months ended September 30, 2024 and 2023, respectively, for its defined contribution plans.
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of September 30, 2024 and December 31, 2023, the Company’s obligation under the Wesco Deferred Compensation Plan was $32.5 million and $27.4 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The carrying value of Wesco’s debt instruments with fixed interest rates was $3,074.6 million and $2,823.7 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of this debt was $3,177.8 million and $2,880.3 million as of September 30, 2024 and December 31, 2023, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of September 30, 2024 and December 31, 2023.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At September 30, 2024 and December 31, 2023, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $354.3 million and $168.4 million, at September 30, 2024 and December 31, 2023, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
13. INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 and 2023 was 25.3% and 15.9%, respectively. For the three months ended September 30, 2024, the effective tax rate does not reflect any material discrete income tax benefits. For the three months ended September 30, 2023, the effective tax rate reflects discrete income tax benefits of $11.9 million resulting from the reversal of the valuation allowance against Brazilian deferred tax assets, $10.5 million relating to return-to-provision adjustments that resulted from the filing of the 2022 U.S. federal income tax return, and $7.6 million resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rate in the prior period by approximately 10.8 percentage points.
The effective tax rate for the nine months ended September 30, 2024 and 2023 was 25.4% and 20.4%, respectively. For the nine months ended September 30, 2024, the effective tax rate reflects a discrete income tax benefit of $8.6 million resulting from the exercise and vesting of stock-based awards. For the nine months ended September 30, 2023, the effective tax rate reflects discrete income tax benefits of $29.7 million resulting from the exercise and vesting of stock-based awards, $11.9 million resulting from the reversal of the valuation allowance against Brazilian deferred tax assets, and $10.5 million relating to return-to-provision adjustments that resulted from the filing of the 2022 U.S. federal income tax return. These discrete income tax items reduced the effective tax rates in the respective periods by approximately 1.2 and 6.6 percentage points.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to the Company's assessment of uncertain tax positions since December 31, 2023.

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
The following table sets forth net sales by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
EES	$2,151.2	$2,190.7	$6,423.1	$6,526.1
CSS	1,955.1	1,778.0	5,491.1	5,360.9
UBS	1,383.1	1,675.7	4,404.9	5,024.8
Total	$5,489.4	$5,644.4	$16,319.1	$16,911.8
The following table sets forth adjusted EBITDA and adjusted EBITDA margin % by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
EES	$186.3	$191.5	$547.0	$563.5
Adjusted EBITDA Margin	8.7%	8.7%	8.5%	8.6%
CSS	$175.2	$175.5	$453.2	$510.5
Adjusted EBITDA Margin	9.0%	9.9%	8.3%	9.5%
UBS	$156.5	$196.4	$499.4	$572.7
Adjusted EBITDA Margin	11.3%	11.7%	11.3%	11.4%
The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
EES	$12.2	$10.9	$34.8	$32.3
CSS	17.6	18.0	53.9	53.9
UBS	6.9	6.3	21.3	18.7
Corporate	9.3	9.9	27.6	31.5
Total	$46.0	$45.1	$137.6	$136.4

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the gain on the divestiture of the WIS business:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
EES	$5.6	$1.7	$14.3	$12.0
CSS	4.7	9.7	39.4	38.2
UBS	(19.7)	0.6	(122.1)	(0.5)
Corporate	(15.5)	(8.3)	(30.9)	(35.1)
Total	$(24.9)	$3.7	$(99.3)	$14.6
The following table sets forth total assets by reportable segment for the periods presented:

	As of
(In millions)	September 30, 2024	December 31, 2023
EES	$4,648.2	$4,553.6
CSS	5,830.7	5,626.6
UBS	3,671.1	3,908.5
Corporate(1)	1,125.0	972.2
Total	$15,275.0	$15,060.9
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
The following table reconciles adjusted EBITDA by segment to income before income taxes, for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
Adjusted EBITDA by segment
EES	$186.3	$191.5	$547.0	$563.5
CSS	175.2	175.5	453.2	510.5
UBS	156.5	196.4	499.4	572.7
Total segment adjusted EBITDA	518.0	563.4	1,499.6	1,646.7
Less:
Corporate expenses not allocated to segments	132.9	134.9	429.3	409.6
Interest expense, net	86.5	98.5	279.8	292.3
Depreciation and amortization	46.0	45.1	137.6	136.4
Other (income) expense, net	(24.9)	3.7	(99.3)	14.6
Stock-based compensation expense allocated to segments	3.5	2.9	10.6	10.0
Income before income taxes	$274.0	$278.3	$741.6	$783.8
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

15. SUBSEQUENT EVENTS
On October 30, 2024, the Company entered into an agreement to acquire 100% of the equity securities of Ascent, LLC (“Ascent”) for a base purchase price of $185.0 million, subject to adjustments for estimated net working capital, cash and cash equivalents, indebtedness, and closing date seller expenses. Ascent is a service provider to the data center industry and offers a comprehensive suite of mission-critical services for data center developers, owners, and tenants. The acquisition is expected to close in the fourth quarter of 2024.

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
We employ approximately 20,000 people, maintain relationships with more than 50,000 suppliers, and serve nearly 150,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, educational institutions, telecommunications providers, utilities and technology companies. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate nearly 800 branches, warehouses and sales offices in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
We have operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”). These operating segments are equivalent to our reportable segments. The following is a description of each of our reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment, with approximately 6,700 employees supporting customers in more than 50 countries, supplies a broad range of products and solutions primarily to the construction, industrial, and original equipment manufacturer (“OEM”) markets. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.

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
Overall Financial Performance
Our financial results for the first nine months of 2024 compared to the first nine months of 2023 reflect a single-digit decline in sales driven by a decrease in volume partially offset by the benefits of price inflation in certain segments. Additionally, financial results were impacted by a loss on abandonment of assets, higher facilities and IT costs and higher payroll and payroll-related expenses, partially offset by the gain recognized on the divestiture of our WIS business, as well as lower professional services and consulting fees.
Net sales for the first nine months of 2024 decreased $592.7 million, or 3.5%, over the corresponding prior year period. The decrease reflects estimated volume decline of approximately 3% driven primarily by a decrease in volume for the UBS segment, with a less significant decrease in the EES segment, partially offset by an increase in the CSS segment. Other negative factors include the decrease from the divestiture of the WIS business of 2.3% and the negative impact of fluctuations in foreign exchange rates of 0.2%. These negative factors were partially offset by the favorable impact from the number of workdays of 0.5% and by the estimated impact of changes in price of approximately 2%. Cost of goods sold as a percentage of net sales was 78.3% for the current and prior year nine-month period.
Income from operations was $922.1 million for the first nine months of 2024 compared to $1,090.7 million for the first nine months of 2023, a decrease of $168.6 million, or 15.5%. Income from operations as a percentage of net sales was 5.7% for the current nine-month period, compared to 6.4% for the first nine months of the prior year. Income from operations for the first nine months of 2024 includes a loss on abandonment of assets of $17.8 million as a result of the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product that will no longer be utilized, digital transformation costs of $17.5 million, restructuring costs of $9.5 million, and excise taxes on excess pension plan assets of $4.8 million. Adjusted for these amounts, income from operations was 6.0% of net sales for the first nine months of 2024. For the first nine months of 2023, income from operations was 6.8% of net sales, as adjusted for digital transformation costs of $28.5 million, merger-related and integration costs of $16.9 million, restructuring costs of $15.4 million, and accelerated trademark amortization of $1.2 million. For the nine months ended September 30, 2024, income from operations declined compared to the prior year due to a decline in sales, as well as an increase in costs to operate our facilities, an increase in IT costs and higher payroll and payroll-related expenses. These negative factors were partially offset by a decrease in professional services and consulting fees.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Cash Flow
Operating cash flow for the first nine months of 2024 was $824.6 million. Net cash provided by operating activities included net income of $553.5 million and non-cash adjustments to net income totaling $66.3 million, which primarily comprised depreciation and amortization of $137.6 million, stock-based compensation expense of $19.6 million, a loss on abandonment of assets of $17.8 million and amortization of debt discount and debt issuance costs of $12.2 million, partially offset by a gain of $122.2 million, resulting from the divestiture of our WIS business, as described in Note 4, “Acquisitions and Divestitures”. Operating cash flow was positively impacted by net changes in assets and liabilities of $204.8 million, which primarily comprised an increase in accounts payable of $478.0 million, primarily due to the timing of payments to suppliers, as well as inventory purchases, partially offset by an increase in trade accounts receivable of $217.9 million due to the timing of receipts from customers. Operating cash flow was also negatively impacted by the payment of management incentive compensation earned in 2023, which resulted in a cash outflow of approximately $50.5 million in the first nine months of 2024, which was partially offset by the accrual of management incentive compensation earned in the current year.
Investing activities primarily included $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $70.4 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of locations, and $41.7 million paid in the aggregate to acquire the entroCIM business (“entroCIM”) and Independent Electric Supply Inc. (“IES”), net of cash acquired.
Financing activities primarily comprised the redemption of our $1,500.0 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”), and proceeds of $900.0 million and $850.0 million related to the issuance of our 6.375% Senior Notes due 2029 (the “2029 Notes”) and our 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”), respectively. Additionally, financing activities comprised net repayments of $468.0 million related to our revolving credit facility (the “Revolving Credit Facility”), net repayments of $100.0 million related to our accounts receivable securitization facility (the “Receivables Facility”), and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first nine months of 2024 also included $375.0 million of common stock repurchases, $61.4 million and $43.1 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $26.2 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
As of September 30, 2024, we had $1.2 billion in total available borrowing capacity under our Revolving Credit Facility and $100.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility both mature in March 2027.
Results of Operations
Third Quarter of 2024 versus Third Quarter of 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,489.4	$5,644.4	(2.7)%	(3.5)%	(0.2)%	1.6%	(0.6)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; the third quarter of 2024 had one more workday compared to the third quarter of 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Net sales were $5.5 billion for the third quarter of 2024 compared to $5.6 billion for the third quarter of 2023, a decrease of 2.7%. Adjusting for the decrease from the divestiture of the WIS business of 3.5%, the unfavorable impact from fluctuations in foreign exchange rates of 0.2%, and the favorable impact from the number of workdays of 1.6%, organic sales for the third quarter of 2024 declined by 0.6%, reflecting an approximately 2% decline in volume, driven by declines in the EES and UBS segments, partially offset by a volume increase in the CSS segment, and the impact of changes in price, which favorably impacted consolidated organic sales by approximately 2%.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2024 was $4.3 billion compared to $4.4 billion for the third quarter of 2023, a decrease of $0.1 billion. Cost of goods sold as a percentage of net sales was 77.9% and 78.4% for the third quarter of 2024 and 2023, respectively. The favorable decrease of 50 basis points primarily reflects the impact from the divestiture of the WIS business.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale, disposal, or abandonment of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the third quarter of 2024 totaled $831.1 million versus $796.4 million for the third quarter of 2023, an increase of $34.7 million, or 4.4%. As a percentage of net sales, SG&A expenses were 15.1% and 14.1% for the third quarter of 2024 and 2023, respectively. SG&A expenses for the third quarter of 2024 include $5.4 million of digital transformation costs and $0.5 million of restructuring costs. SG&A expenses for the third quarter of 2023 include $12.9 million of digital transformation costs, $5.6 million of restructuring costs, and $2.1 million of merger-related and integration costs. Adjusted for digital transformation costs and restructuring costs, SG&A expenses were $825.2 million, or 15.0% of net sales, for the third quarter of 2024. Adjusted for digital transformation costs, restructuring costs, and merger-related and integration costs, SG&A expenses were $775.8 million, or 13.7% of net sales, for the third quarter of 2023.
SG&A payroll and payroll-related expenses for the third quarter of 2024 of $520.1 million increased by $13.5 million compared to the same period in 2023 as a result of an increase of $9.6 million in commissions and incentives and a $9.6 million increase in benefits, partially offset by a decrease in other payroll expenses of $3.3 million, primarily driven by a reduction in long-term incentive plan expense.
SG&A expenses not related to payroll and payroll-related costs for the third quarter of 2024 were $311.0 million, an increase of $21.2 million compared to the same period in 2023, which primarily reflects higher costs to operate our facilities of $7.0 million, higher transportation costs of $4.5 million, higher employee expenses of $3.3 million, and higher IT costs of $3.2 million.
Income from Operations
Income from operations was $335.6 million for the third quarter of 2024 compared to $380.5 million for the third quarter of 2023. The decrease of $44.9 million, or 11.8%, reflects a decrease in sales due to volume declines and an increase in SG&A expenses as described above, partially offset by lower cost of goods sold as a percentage of net sales, as described above.
Interest Expense, net
Net interest expense totaled $86.5 million for the third quarter of 2024 compared to $98.5 million for the third quarter of 2023. The decrease of $12.0 million, or 12.1%, primarily reflects lower borrowings and a decrease in variable interest rates.
Other (Income) Expense, net
Other non-operating income totaled $24.9 million for the third quarter of 2024 compared to expense of $3.7 million for the third quarter of 2023. During the third quarter, we finalized the divestiture of our WIS business and recognized an additional gain from the sale of $19.3 million. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange gain of $2.5 million for the third quarter of 2024 compared to a net loss of $1.4 million for the third quarter of 2023. We recognized net benefits of $2.4 million and $0.2 million associated with the non-service cost components of net periodic pension cost (benefit) for the three months ended September 30, 2024 and 2023, respectively. The non-service cost components of net periodic pension benefit for the third quarter of 2024 includes income of $2.2 million as a result of the finalization of the liabilities transferred as part of the settlement of the Anixter Inc. Pension Plan. Adjusted for the gain on the divestiture of our WIS business as well as the pension settlement cost reduction, other non-operating income was $3.4 million for the third quarter of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income Taxes
The provision for income taxes was $69.3 million for the third quarter of 2024 compared to $44.3 million for the corresponding quarter of the prior year, resulting in effective tax rates of 25.3% and 15.9%, respectively. The higher effective tax rate for the third quarter of 2024 is due to lower discrete income tax benefits resulting from the exercise and vesting of stock-based awards as compared to the prior year. The corresponding quarter of the prior year also reflected discrete income tax benefits relating to the reversal of the valuation allowance against Brazilian deferred tax assets and 2022 U.S. federal return-to-provision adjustments.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $189.9 million and $3.81, respectively, for the third quarter of 2024 compared to $219.0 million and $4.20, respectively, for the third quarter of 2023. Adjusted for digital transformation costs, restructuring costs, the additional gain recognized on the divestiture of the WIS business, the pension settlement cost reduction, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $178.1 million and $3.58, respectively, for the three months ended September 30, 2024. Adjusted for digital transformation costs, restructuring costs, merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $234.4 million and $4.49, respectively, for the three months ended September 30, 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $398.1 million for the third quarter of 2024, compared to $457.0 million for the third quarter of 2023. Adjusted EBITDA decreased $58.9 million, or 12.9% year-over-year. The decrease primarily reflects the $155.0 million decrease in net sales and a $34.7 million increase in SG&A expenses, partially offset by a corresponding decrease in cost of goods sold of $145.7 million, as described above. Included in the increase in SG&A expenses was cloud computing arrangement amortization of $3.8 million, partially offset by the lack of merger-related and integration costs in the third quarter of 2024 compared to $2.1 million in the third quarter of 2023, as well as a year-over-year decrease in digital transformation and restructuring costs of $7.5 million and $5.1 million, respectively.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended September 30, 2024. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,151.2	$2,190.7	(1.8)%	—%	(0.5)%	1.6%	(2.9)%
Adjusted EBITDA	$186.3	$191.5
Adjusted EBITDA Margin %	8.7%	8.7%
EES reported net sales of $2,151.2 million for the third quarter of 2024 compared to $2,190.7 million for the third quarter of 2023, a decrease of $39.5 million, or 1.8%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.5% and the favorable impact from the number of workdays of 1.6%, EES organic sales for the third quarter of 2024 declined by 2.9%, reflecting volume declines of approximately 6%, primarily as a result of declines in the construction and industrial businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $186.3 million for the third quarter of 2024, or 8.7% of net sales, compared to $191.5 million for the third quarter of 2023, or 8.7% of net sales. Adjusted EBITDA decreased $5.2 million, or 2.7% year-over-year. The decrease primarily reflects the $39.5 million decline in net sales, as described above, offset by a decrease in cost of goods sold of $49.4 million, which is inclusive of higher supplier volume rebates of approximately $6.1 million. SG&A expenses increased $15.2 million as compared to the prior year, which was primarily attributed to an increase in commissions and incentives of $6.9 million, an increase in salaries of $6.1 million, and an increase in transportation costs of $4.5 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,955.1	$1,778.0	10.0%	—%	(0.1)%	1.6%	8.5%
Adjusted EBITDA	$175.2	$175.5
Adjusted EBITDA Margin %	9.0%	9.9%
CSS reported net sales of $1,955.1 million for the third quarter of 2024 compared to $1,778.0 million for the third quarter of 2023, an increase of $177.1 million, or 10.0%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.1% and the favorable impact from the number of workdays of 1.6%, CSS organic sales for the third quarter of 2024 grew by 8.5%, primarily reflecting volume growth in the data center solutions and security solutions businesses. Changes in price did not have a material impact on the year-over-year growth in CSS organic sales.
CSS reported adjusted EBITDA of $175.2 million for the third quarter of 2024, or 9.0% of net sales, compared to $175.5 million for the third quarter of 2023, or 9.9% of net sales. Adjusted EBITDA decreased $0.3 million, or 0.2% year-over-year. The decrease primarily reflects an increase in cost of goods sold of $155.2 million and an increase in SG&A expenses of $22.7 million, partially offset by the $177.1 million increase in net sales, as described above. The increase in SG&A expenses is primarily attributed to increased salaries of $6.4 million, increased commissions and incentives of $5.5 million, driven by higher sales volume, a $2.5 million increase in transportation costs consistent with higher sales, and higher costs to operate our facilities of $2.1 million, which includes an increase in rents.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,383.1	$1,675.7	(17.5)%	(11.7)%	(0.2)%	1.6%	(7.2)%
Adjusted EBITDA	$156.5	$196.4
Adjusted EBITDA Margin %	11.3%	11.7%
UBS reported net sales of $1,383.1 million for the third quarter of 2024 compared to $1,675.7 million for the third quarter of 2023, a decrease of $292.6 million, or 17.5%. Adjusting for the decrease from the divestiture of the WIS business of 11.7%, the unfavorable impact from fluctuations in foreign exchange rates of 0.2%, and the favorable impact from the number of workdays of 1.6%, UBS organic sales for the third quarter of 2024 declined by 7.2%, reflecting volume declines of approximately 9%, primarily as a result of declines in the utility and broadband businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
UBS reported adjusted EBITDA of $156.5 million for the third quarter of 2024, or 11.3% of net sales, compared to $196.4 million for the third quarter of 2023, or 11.7% of net sales. Adjusted EBITDA decreased $39.9 million, or 20.3% year-over-year. The decrease primarily reflects the $292.6 million decline in net sales, as described above, partially offset by a decrease in cost of goods sold of $251.5 million, which is inclusive of higher inventory adjustments of $3.4 million as well as lower supplier volume rebates of $6.9 million. SG&A expenses decreased $1.0 million as compared to the prior year.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$168.4	$150.4	$168.5	$(297.4)	$189.9
Net (loss) income attributable to noncontrolling interests	(1.0)	0.9	—	0.5	0.4
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	69.3	69.3
Interest expense, net(1)	—	—	—	86.5	86.5
Depreciation and amortization	12.2	17.6	6.9	9.3	46.0
Other expense (income), net(2)	5.6	4.7	(19.7)	(15.5)	(24.9)
Stock-based compensation expense	1.1	1.6	0.8	3.3	6.8
Digital transformation costs(3)	—	—	—	5.4	5.4
Cloud computing arrangement amortization(4)	—	—	—	3.8	3.8
Restructuring costs(5)	—	—	—	0.5	0.5
Adjusted EBITDA	$186.3	$175.2	$156.5	$(119.9)	$398.1
Adjusted EBITDA margin %	8.7%	9.0%	11.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Other income for the UBS segment includes the gain on the divestiture of the WIS business as disclosed in Note 4, “Acquisitions and Divestitures”.
(3) Digital transformation costs include costs associated with certain digital transformation initiatives.
(4) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

(5) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

	Three Months Ended September 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$177.9	$146.0	$188.7	$(293.6)	$219.0
Net income (loss) attributable to noncontrolling interests	—	0.7	—	(0.1)	0.6
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	44.3	44.3
Interest expense, net(1)	—	—	—	98.5	98.5
Depreciation and amortization	10.9	18.0	6.3	9.9	45.1
Other expense (income), net	1.7	9.7	0.6	(8.3)	3.7
Stock-based compensation expense	1.0	1.1	0.8	7.9	10.8
Digital transformation costs(2)	—	—	—	12.9	12.9
Restructuring costs(3)	—	—	—	5.6	5.6
Merger-related and integration costs(4)	—	—	—	2.1	2.1
Adjusted EBITDA	$191.5	$175.5	$196.4	$(106.4)	$457.0
Adjusted EBITDA margin %	8.7%	9.9%	11.7%
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

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. For the three months ended September 30, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, cloud computing arrangement amortization, and restructuring costs. For the three months ended September 30, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, restructuring costs, and merger-related and integration costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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

	Three Months Ended
	September 30, 2024	September 30, 2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$831.1	$796.4
Digital transformation costs(1)	(5.4)	(12.9)
Restructuring costs(2)	(0.5)	(5.6)
Merger-related and integration costs(3)	—	(2.1)
Adjusted selling, general and administrative expenses	$825.2	$775.8

Adjusted Income from Operations:
Income from operations	$335.6	$380.5
Digital transformation costs(1)	5.4	12.9
Restructuring costs(2)	0.5	5.6
Merger-related and integration costs(3)	—	2.1
Accelerated trademark amortization(4)	—	0.4
Adjusted income from operations	$341.5	$401.5

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(24.9)	$3.7
Gain on divestiture	19.3	—
Reduction to pension settlement cost(5)	2.2	—
Adjusted other (income) expense, net	$(3.4)	$3.7

Adjusted Provision for Income Taxes:
Provision for income taxes	$69.3	$44.3
Income tax effect of adjustments to income from operations and other (income) expense, net(6)	(3.8)	5.6
Adjusted provision for income taxes	$65.5	$49.9
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(4)    Accelerated trademark amortization represents additional amortization expense resulting from changes in the estimated useful lives of certain legacy trademarks that have migrated to our master brand architecture.
(5)    Reduction to pension settlement cost represents income of $2.2 million as a result of the finalization of the liabilities transferred as part of the settlement of the Company's U.S. pension plan.
(6)    The adjustments to income from operations and other (income) expense, net have been tax effected at rates of approximately 24% and 27% for the three months ended September 30, 2024 and 2023, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2024	September 30, 2023
(In millions, except per share data)
Adjusted income from operations	$341.5	$401.5
Interest expense, net	86.5	98.5
Adjusted other (income) expense, net	(3.4)	3.7
Adjusted income before income taxes	258.4	299.3
Adjusted provision for income taxes	65.5	49.9
Adjusted net income	192.9	249.4
Net income attributable to noncontrolling interests	0.4	0.6
Adjusted net income attributable to WESCO International, Inc.	192.5	248.8
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$178.1	$234.4

Diluted shares	49.8	52.2
Adjusted earnings per diluted share	$3.58	$4.49
Note: For the three months ended September 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the gain recognized on the divestiture of the WIS business, the reduction to pension settlement cost, and the related income tax effects. For the three months ended September 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, merger-related and integration costs, accelerated trademark amortization expense, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Nine Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$16,319.1	$16,911.8	(3.5)%	(2.3)%	(0.2)%	0.5%	(1.5)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; the first nine months of 2024 had one more workday compared to the first nine months of 2023.
Net sales were $16.3 billion for the first nine months of 2024 compared to $16.9 billion for the first nine months of 2023, a decrease of 3.5%. Adjusting for the decrease from the divestiture of the WIS business of 2.3%, the unfavorable impact from fluctuations in foreign exchange rates of 0.2%, and the favorable impact from the number of workdays of 0.5%, organic sales for the first nine months of 2024 declined by 1.5%, reflecting an approximately 3% decline in volume, driven by declines in the EES and UBS segments, partially offset by a volume increase in the CSS segment, and the impact of changes in price, which favorably impacted consolidated organic sales by approximately 2%.
Cost of Goods Sold
Cost of goods sold for the first nine months of 2024 was $12.8 billion compared to $13.2 billion for the first nine months of 2023, a decrease of $0.4 billion. Cost of goods sold as a percentage of net sales was 78.3% for the first nine months of 2024 and 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
SG&A expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale, disposal, or abandonment of property and equipment, as well as real estate and personal property taxes. SG&A expenses for the first nine months of 2024 totaled $2,488.9 million versus $2,445.8 million for the first nine months of 2023, an increase of $43.1 million, or 1.8%. As a percentage of net sales, SG&A expenses were 15.3% and 14.5% for the first nine months of 2024 and 2023, respectively. SG&A expenses for the first nine months of 2024 include a $17.8 million loss on abandonment of assets, $17.5 million of digital transformation costs, $9.5 million of restructuring costs, and $4.8 million of excise taxes on excess pension plan assets. SG&A expenses for first nine months of 2023 include $28.5 million of digital transformation costs, $16.9 million of merger-related and integration costs, and $15.4 million of restructuring costs. Adjusted for the loss on abandonment of assets, digital transformation costs, restructuring costs, and excise taxes on excess pension plan assets, SG&A expenses were $2,439.3 million, or 14.9% of net sales, for the first nine months of 2024. Adjusted for digital transformation costs, merger-related and integration costs, and restructuring costs, SG&A expenses were $2,385.0 million, or 14.1% of net sales, for the first nine months of 2023.
SG&A payroll and payroll-related expenses for the first nine months of 2024 of $1,550.8 million increased by $8.5 million compared to the same period in 2023 primarily as a result of higher salaries of $6.9 million due to wage inflation, partially offset by the impact of headcount reduction actions taken at the end of the second quarter of 2023 and the impact of the divestiture of the WIS business. Additional factors include an increase to commissions and incentive compensation expenses of $18.7 million, and an increase to benefit expenses of $8.9 million. These increases were partially offset by a decrease in other payroll expenses of $16.1 million, primarily driven by a reduction in long-term incentive plan expense, as well as a decrease of $9.9 million in temporary labor expense.
SG&A expenses not related to payroll and payroll-related costs for the first nine months of 2024 were $938.1 million, an increase of $34.6 million compared to the same period in 2023, which primarily reflects an increase of $21.6 million in other income and deductions, driven by the loss on abandonment of assets, higher costs to operate our facilities of $21.6 million, an increase of $11.2 million in IT costs, and an increase of $6.6 million in taxes. These increases were partially offset by a $16.5 million decrease in professional service and consulting fees, including decreases in merger-related and integration costs and costs related to digital transformation initiatives, and a decrease of $6.2 million in transportation costs due to the decrease in sales volume noted above.
Income from Operations
Income from operations was $922.1 million for the first nine months of 2024 compared to $1,090.7 million for the first nine months of 2023. The decrease of $168.6 million, or 15.5%, reflects a decrease in sales due to volume declines, and higher SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $279.8 million for the first nine months of 2024 compared to $292.3 million for the first nine months of 2023. The decrease of $12.5 million, or 4.3%, primarily reflects lower borrowings, partially due to the redemption of the 2025 Notes in the second quarter of 2024, and a decrease in variable interest rates.
Other (Income) Expense, net
Other non-operating income totaled $99.3 million for the first nine months of 2024 compared to expense of $14.6 million for the first nine months of 2023. In the first nine months of 2024, we completed the divestiture of our WIS business and recognized a gain from the sale of $122.2 million. Additionally, in the first nine months of 2024, we recognized a $3.8 million loss on termination of a business arrangement. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $18.2 million for the first nine months of 2024 compared to a net loss of $14.6 million for the first nine months of 2023. We recognized net costs of $3.2 million and net benefits of $0.9 million associated with the non-service cost components of net periodic pension cost (benefit) for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year increase in net periodic pension costs was due to pension settlement cost to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan as a result of the final settlement of the plan in the first quarter of 2024. Adjusted for the gain on the divestiture of our WIS business, the loss on termination of a business arrangement, and the $3.3 million pension settlement cost described above, other non-operating expense was $15.8 million for the first nine months of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Income Taxes
The provision for income taxes was $188.1 million for the first nine months of 2024 compared to $160.2 million in last year's comparable period, resulting in effective tax rates of 25.4% and 20.4%, respectively. The higher effective tax rate for the first nine months of 2024 is due to lower discrete income tax benefits resulting from the exercise and vesting of stock-based awards as compared to the prior year period. The prior year period also reflected discrete income tax benefits relating to the reversal of the valuation allowance against Brazilian deferred tax assets and 2022 U.S. federal return-to-provision adjustments.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $509.1 million and $10.02, respectively, for the first nine months of 2024 compared to $580.5 million and $11.08, respectively, for the first nine months of 2023. Adjusted for the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of a business arrangement, pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $461.0 million and $9.07, respectively, for the first nine months of 2024. Adjusted for digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $625.7 million and $11.94, respectively, for the first nine months of 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1,138.6 million for the first nine months of 2024 compared to $1,320.0 million for the first nine months of 2023. Adjusted EBITDA decreased $181.4 million, or 13.7% year-over-year. The decrease primarily reflects the $592.7 million decrease in net sales, and a $43.1 million increase in SG&A expenses, partially offset by a corresponding decrease in cost of goods sold of $468.4 million, as described above. Included in the increase in SG&A expenses were the loss on abandonment of assets of $17.8 million, cloud computing arrangement amortization of $9.7 million, and excise taxes on excess pension plan assets of $4.8 million, partially offset by the lack of merger-related and integration costs in the first nine months of 2024 compared to $16.9 million in the first nine months of 2023, as well as a year-over-year decrease in digital transformation and restructuring costs of $11.0 million and $5.9 million, respectively.
Segment Results
Electrical & Electronic Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,423.1	$6,526.1	(1.6)%	—%	(0.3)%	0.5%	(1.8)%
Adjusted EBITDA	$547.0	$563.5
Adjusted EBITDA Margin %	8.5%	8.6%
EES reported net sales of $6,423.1 million for the first nine months of 2024 compared to $6,526.1 million for the first nine months of 2023, a decrease of $103.0 million, or 1.6%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.3% and the favorable impact from the number of workdays of 0.5%, EES organic sales for the first nine months of 2024 declined by 1.8%, reflecting volume declines of approximately 4%, primarily as a result of a decline in the construction business. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES reported adjusted EBITDA of $547.0 million for the first nine months of 2024, or 8.5% of net sales, compared to $563.5 million for the first nine months of 2023, or 8.6% of net sales. Adjusted EBITDA decreased $16.5 million, or 2.9% year-over-year. The decrease primarily reflects the $103.0 million decrease in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $90.6 million, which is inclusive of lower supplier volume rebates of approximately $4.2 million. SG&A expenses increased $3.6 million as compared to the prior year, which was primarily attributed to an increase in commissions and incentives of $13.6 million, and an increase in transportation costs of $2.3 million, partially offset by a decrease in benefits of $7.4 million and a decrease in bad debt expense of $5.5 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Communications & Security Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,491.1	$5,360.9	2.4%	—%	(0.1)%	0.5%	2.0%
Adjusted EBITDA	$453.2	$510.5
Adjusted EBITDA Margin %	8.3%	9.5%
CSS reported net sales of $5,491.1 million for the first nine months of 2024 compared to $5,360.9 million for the first nine months of 2023, an increase of $130.2 million, or 2.4%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.1% and the favorable impact from the number of workdays of 0.5%, CSS organic sales for the first nine months of 2024 grew by 2.0%, primarily as a result of growth in the data center solutions business, partially offset by volume declines in the security solutions and enterprise network infrastructure businesses. Changes in price did not have a material impact on the year-over-year increase in CSS organic sales.
CSS reported adjusted EBITDA of $453.2 million for the first nine months of 2024, or 8.3% of net sales, compared to $510.5 million for the first nine months of 2023, or 9.5% of net sales. Adjusted EBITDA decreased $57.3 million, or 11.2% year-over-year. The decrease reflects an increase in cost of goods sold of $157.2 million, which is inclusive of an increase in inventory adjustments of $8.3 million, and an increase in SG&A expenses of $31.3 million, partially offset by an increase in net sales of $130.2 million, as described above. The increase in SG&A expenses is primarily attributed to increased commissions and incentives of $8.9 million, higher salaries of $6.6 million, higher costs to operate our facilities of $5.4 million, which includes an increase in rents and the opening of a new facility, and higher benefits expense of $2.3 million.
Utility & Broadband Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2024	September 30, 2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,404.9	$5,024.8	(12.3)%	(7.9)%	—%	0.5%	(4.9)%
Adjusted EBITDA	$499.4	$572.7
Adjusted EBITDA Margin %	11.3%	11.4%
UBS reported net sales of $4,404.9 million for the first nine months of 2024 compared to $5,024.8 million for the first nine months of 2023, a decrease of $619.9 million, or 12.3%. Adjusting for the decrease from the divestiture of the WIS business of 7.9% and the favorable impact from the number of workdays of 0.5%, UBS organic sales for the first nine months of 2024 declined by 4.9%, reflecting volume declines of approximately 7%, primarily as a result of declines in the utility and broadband businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 2%.
UBS reported adjusted EBITDA of $499.4 million for the first nine months of 2024, or 11.3% of net sales, compared to $572.7 million for the first nine months of 2023, or 11.4% of net sales. Adjusted EBITDA decreased $73.3 million, or 12.8% year-over-year. The decrease primarily reflects the $619.9 million decrease in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $535.0 million. SG&A expenses decreased $11.5 million as compared to the prior year, which was primarily attributed to a decrease in commissions and incentives of $12.4 million, driven by lower sales volume and the impact of the WIS divestiture, a decrease in transportation costs of $3.2 million, driven by lower sales volume, partially offset by higher costs to operate our facilities of $7.7 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$495.9	$353.1	$597.8	$(937.7)	$509.1
Net (loss) income attributable to noncontrolling interests	(1.3)	1.9	—	0.7	1.3
Preferred stock dividends	—	—	—	43.1	43.1
Provision for income taxes(1)	—	—	—	188.1	188.1
Interest expense, net(1)	—	—	—	279.8	279.8
Depreciation and amortization	34.8	53.9	21.3	27.6	137.6
Other expense (income), net(2)	14.3	39.4	(122.1)	(30.9)	(99.3)
Stock-based compensation expense	3.3	4.9	2.4	9.0	19.6
Loss on abandonment of assets(3)	—	—	—	17.8	17.8
Digital transformation costs(4)	—	—	—	17.5	17.5
Cloud computing arrangement amortization(5)	—	—	—	9.7	9.7
Restructuring costs(6)	—	—	—	9.5	9.5
Excise taxes on excess pension plan assets(7)	—	—	—	4.8	4.8
Adjusted EBITDA	$547.0	$453.2	$499.4	$(361.0)	$1,138.6
Adjusted EBITDA margin %	8.5%	8.3%	11.3%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Other income for the UBS segment includes the gain on the divestiture of the WIS business as disclosed in Note 4, “Acquisitions and Divestitures”.
(3) Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.

(4) Digital transformation costs include costs associated with certain digital transformation initiatives.
(5) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

(6) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(7) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$516.2	$413.6	$552.1	$(901.4)	$580.5
Net (loss) income attributable to noncontrolling interests	(0.8)	1.0	—	(0.2)	—
Preferred stock dividends	—	—	—	43.1	43.1
Provision for income taxes(1)	—	—	—	160.2	160.2
Interest expense, net(1)	—	—	—	292.3	292.3
Depreciation and amortization	32.3	53.9	18.7	31.5	136.4
Other expense (income), net	12.0	38.2	(0.5)	(35.1)	14.6
Stock-based compensation expense(2)	3.8	3.8	2.4	22.1	32.1
Digital transformation costs(3)	—	—	—	28.5	28.5
Merger-related and integration costs(4)	—	—	—	16.9	16.9
Restructuring costs(5)	—	—	—	15.4	15.4
Adjusted EBITDA	$563.5	$510.5	$572.7	$(326.7)	$1,320.0
Adjusted EBITDA margin %	8.6%	9.5%	11.4%
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
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. For the nine months ended September 30, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, loss on abandonment of assets, digital transformation costs, cloud computing arrangement amortization, restructuring costs and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan. For the nine months ended September 30, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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

	Nine Months Ended
	September 30, 2024	September 30, 2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$2,488.9	$2,445.8
Loss on abandonment of assets(1)	(17.8)	—
Digital transformation costs(2)	(17.5)	(28.5)
Restructuring costs(3)	(9.5)	(15.4)
Excise taxes on excess pension plan assets(4)	(4.8)	—
Merger-related and integration costs(5)	—	(16.9)
Adjusted selling, general and administrative expenses	$2,439.3	$2,385.0

Adjusted Income from Operations:
Income from operations	$922.1	$1,090.7
Loss on abandonment of assets(1)	17.8	—
Digital transformation costs(2)	17.5	28.5
Restructuring costs(3)	9.5	15.4
Excise taxes on excess pension plan assets(4)	4.8	—
Merger-related and integration costs(5)	—	16.9
Accelerated trademark amortization(6)	—	1.2
Adjusted income from operations	$971.7	$1,152.7

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(99.3)	$14.6
Gain on divestiture	122.2	—
Loss on termination of business arrangement(7)	(3.8)	—
Pension settlement cost(8)	(3.3)	—
Adjusted other (income) expense, net	$15.8	$14.6

Adjusted Provision for Income Taxes:
Provision for income taxes	$188.1	$160.2
Income tax effect of adjustments to income from operations and other (income) expense, net(9)	(17.4)	16.8
Adjusted provision for income taxes	$170.7	$177.0
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
(8)    Pension settlement cost represents expense related to the settlement of the Company's U.S. pension plan.
(9)    The adjustments to income from operations and other (income) expense, net have been tax effected at a rate of approximately 27% for the nine months ended September 30, 2024 and 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2024	September 30, 2023
(In millions, except per share data)
Adjusted income from operations	$971.7	$1,152.7
Interest expense, net	279.8	292.3
Adjusted other expense, net	15.8	14.6
Adjusted income before income taxes	676.1	845.8
Adjusted provision for income taxes	170.7	177.0
Adjusted net income	505.4	668.8
Net income attributable to noncontrolling interests	1.3	—
Adjusted net income attributable to WESCO International, Inc.	504.1	668.8
Preferred stock dividends	43.1	43.1
Adjusted net income attributable to common stockholders	$461.0	$625.7

Diluted shares	50.8	52.4
Adjusted earnings per diluted share	$9.07	$11.94
Note: For the nine months ended September 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. For the nine months ended September 30, 2023, SG&A expenses, income from operations, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of September 30, 2024, we had approximately $1.2 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $100.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $370.0 million, provided liquidity of approximately $1.7 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
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
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2023; however, interest rates have remained stable in 2024, and the Federal Reserve reduced its benchmark interest rate by 50 basis points at the end of the third quarter. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
As of September 30, 2024, approximately 61% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at returning capital to shareholders through our existing share repurchase authorization, the payment of dividends, debt reduction, digital transformation initiatives, potential acquisitions and related integration activities, and/or the potential redemption of Series A Preferred Stock in 2025. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of September 30, 2024.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.9x as of September 30, 2024 and 2.8x as of December 31, 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	September 30, 2024	December 31, 2023
(In millions, except ratios)
Net income attributable to common stockholders	$636.8	$708.1
Net income attributable to noncontrolling interests	1.9	0.6
Preferred stock dividends	57.4	57.4
Provision for income taxes	253.7	225.9
Interest expense, net	376.9	389.3
Depreciation and amortization	182.4	181.3
EBITDA	$1,509.1	$1,562.6
Other (income) expense, net	(88.8)	25.1
Stock-based compensation expense	33.0	45.5
Merger-related and integration costs(1)	2.4	19.3
Restructuring costs(2)	10.8	16.7
Digital transformation costs(3)	25.1	36.1
Excise taxes on excess pension plan assets(4)	4.8	—
Loss on abandonment of assets(5)	17.8	—
Cloud computing arrangement amortization(6)	9.7	—
Adjusted EBITDA	$1,523.9	$1,705.3

	As of
	September 30, 2024	December 31, 2023
Short-term debt and current portion of long-term debt, net	$14.9	$8.6
Long-term debt, net	5,007.8	5,313.1
Debt discount and debt issuance costs(7)	50.6	43.0
Fair value adjustments to Anixter Senior Notes due 2023 and 2025(7)	(0.1)	(0.1)
Total debt	5,073.2	5,364.6
Less: Cash and cash equivalents	706.8	524.1
Total debt, net of cash	$4,366.4	$4,840.5

Financial leverage ratio	2.9	2.8
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax imposed on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income tax regime imposed by the Tax Cuts and Jobs Act of 2017. However, the distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries. Therefore, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of September 30, 2024, we had $485.0 million outstanding on the Revolving Credit Facility and $1,450.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $10.0 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of September 30, 2024, we had $0.8 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of September 30, 2024, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first nine months of 2024 and 2023 follows:
Operating Activities
Net cash provided by operating activities for the first nine months of 2024 totaled $824.6 million, compared to $423.9 million for the first nine months of 2023. Net cash provided by operating activities for the first nine months of 2024 included net income of $553.5 million and non-cash adjustments to net income totaling $66.3 million, which primarily comprised depreciation and amortization of $137.6 million, stock-based compensation expense of $19.6 million, a loss on abandonment of assets of $17.8 million, amortization of debt discount and debt issuance costs of $12.2 million, a loss recognized on the extinguishment of debt of $6.8 million, and pension settlement cost of $3.3 million, partially offset by a gain of $122.2 million, resulting from the divestiture of our WIS business, as described in Note 4, “Acquisitions and Divestitures”.
Other sources of cash in the first nine months of 2024 included an increase in accounts payable of $478.0 million primarily due the timing of inventory purchases and payment to suppliers, an increase in other current and noncurrent liabilities of $103.2 million, primarily due to increases in accrued interest payable, deferred revenue, federal income taxes payable and operating lease liabilities, and a decrease in other accounts receivable of $28.1 million. Additionally, an increase in other tax receivables and an increase in supplier price agreement receivables contributed to net operating cash flow. Primary uses of cash in the first nine months of 2024 included an increase in trade accounts receivable of $217.9 million due to the timing of receipts from customers, an increase in other current and noncurrent assets of $127.7 million primarily due to increases in capitalized costs associated with developing cloud computing arrangements, supplier prepayments and federal income taxes receivable, as well as an increase in inventories of $85.0 million.
Net cash provided by operating activities for the first nine months of 2023 totaled $423.9 million, which included net income of $623.6 million and non-cash adjustments to net income totaling $190.1 million, which primarily comprised depreciation and amortization of $136.4 million, stock-based compensation expense of $34.7 million and amortization of debt discount and debt issuance costs of $11.1 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Other sources of cash in the first nine months of 2023 included an increase in other current and noncurrent liabilities of $46.8 million and a decrease in other accounts receivable of $18.7 million due primarily to the collection of supplier volume rebates earned in 2022 in excess of income accrued during the first nine months of 2023, partially offset by an increase in value-added tax receivables. Primary uses of cash in the first nine months of 2023 included an increase in trade accounts receivable of $133.4 million due to the timing of receipts from customers, a decrease in accrued payroll and benefit costs of $120.9 million resulting primarily from management incentive compensation and a decrease in accounts payable of $86.5 million due to the timing of payments to suppliers. Net operating cash flow was also negatively impacted by an increase in inventories of $62.7 million. Inventories grew at a slower rate than sales, as supply chain lead times normalized. Uses of cash in the first nine months of 2023 also included an increase in other current and noncurrent assets of $51.8 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements.
Investing Activities
Net cash provided by investing activities for the first nine months of 2024 was $249.7 million compared to $61.2 million used in investing activities during the first nine months of 2023. Included in the first nine months of 2024 were $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $41.7 million paid to acquire entroCIM and IES, net of cash acquired, as well as capital expenditures of $70.4 million compared to $63.6 million for the nine month period ended September 30, 2023. Capital expenditures in the first nine months of 2024 primarily comprised internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of branches, warehouses and sales offices.
Financing Activities
Net cash used in financing activities for the first nine months of 2024 was $874.3 million, compared to $253.4 million during the first nine months of 2023. During the first nine months of 2024, financing activities primarily comprised the redemption of our $1,500.0 million aggregate principal amount of 2025 Notes, proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $468.0 million related to our Revolving Credit Facility, net repayments of $100.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first nine months of 2024 also included $375.0 million of common stock repurchases, $61.4 million and $43.1 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $26.2 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first nine months of 2023, financing activities primarily comprised net borrowings of $15.0 million related to our Receivables Facility, net borrowings of $1.7 million related to our Revolving Credit Facility, and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023. The first nine months of 2023 also included $68.0 million of payments for taxes related to the exercise and vesting of stock-based awards, $57.6 million and $43.1 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively and $50.0 million of common stock repurchases.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
July 1 – July 31, 2024	591	$159.63	—	$563.9
August 1 – August 31, 2024	161,614	$154.69	161,614	$538.9
September 1 – September 30, 2024	525	$159.80	—	$538.9
Total	162,730	$154.72	161,614
(1)    There were 1,116 shares purchased during the quarterly period ended September 30, 2024 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended September 30, 2024, the Company entered into spot repurchase transactions through brokers to purchase 161,614 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

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

WESCO International, Inc.
(Registrant)

October 31, 2024	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 31, 2024	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)