Form 10-K
period 2024-12-31
WESCO INTERNATIONAL INC
filed 2025-02-14
CIK 929008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $7.7 billion as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 13, 2025, 48,795,929 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders.

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
We employ approximately 20,000 people, maintain relationships with more than 35,000 suppliers, and serve nearly 140,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, contractors, educational institutions, government agencies, technology companies, telecommunications providers, and utilities. Our innovative solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. Wesco operates more than 700 sites, including distribution centers, fulfillment centers, and sales offices, in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
Business Segments and Industry Overview
Wesco has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”).
The following is a description of each of our business segments and the industries in which they operate.
Electrical & Electronic Solutions
The EES segment, with approximately 6,700 employees serving customers in over 50 countries, is a North American leader, and supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. Construction and industrial customers include a wide array of diversified manufacturers and contractors, engineering, procurement and construction firms for industrial, infrastructure, electrical, commercial, and data and broadband communications projects. Specific applications include projects for refineries, railways, wastewater treatment facilities, data centers, security installations, offices, and modular and mobile homes. OEM customers require products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment. The EES product portfolio includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity. The EES segment operates in highly fragmented markets that include thousands of small, regional and locally based privately owned competitors, as well as several large, multi-national companies.

Communications & Security Solutions
The CSS segment, with approximately 4,700 employees serving customers in over 50 countries, is a global leader in data center, network infrastructure and security solutions. For data centers, the CSS business leverages the complementary expertise and resources of the UBS and EES business units to deliver an integrated offering, combining various Wesco products and services, with specialized capabilities across all stages of data center design, development, operations, maintenance, and support. Its network infrastructure portfolio includes cabling and connectivity, power systems, wireless technologies, connected devices (IoT), and related products to enable seamless connectivity and communications in commercial buildings, hyperscale data centers, multi-tenant data centers, and cloud-based platforms. In the security business, CSS offers on premise, cloud or hybrid comprehensive solutions for video surveillance, fire and intrusion detection, access control, door locking, and other technologies that help create safe and intelligent environments for customers. The data center, network infrastructure, and security businesses are large and diverse, encompassing sectors such as technology, finance, telecommunications, transportation, education, government, healthcare, and retail. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. CSS also provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently coupled with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment is a leader in North America, with approximately 2,300 employees serving customers primarily in the U.S. and Canada, and provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. Investor-owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders while public power entities are generally non-profit entities owned by their members or governed by local, state, or municipal governments. These two businesses comprise the vast majority of utility customers in the U.S. and Canada. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions including fiber project management, high and medium voltage project design and support, pre-wired meters and capacitor banks, meter testing and advanced metering infrastructure installation, personal protective equipment dielectric testing, tool repair, emergency response management, storage yard management, materials management, and logistics management to improve customer supply chain efficiencies.
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
Extend Our Leading Scale and Value Proposition: Our long-term growth potential benefits from secular trends in electrification, automation/IoT, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation, and digitalization and artificial intelligence. Our broad portfolio of product and service offerings, as well as our global footprint and capabilities, enable us to provide value to our customers.
Further Develop the Organization and Our Culture of Excellence: Wesco’s five core values are foundational to everything we do: Our people are our greatest asset, One team, Always strive to be the best, Innovation, and Winning with customers and suppliers. Safety remains a priority and a company-wide responsibility at Wesco. Our goal is to provide a safe work environment for our employees and all those who visit our facilities. Our education and awareness campaigns for employees include training for our fulfillment and distribution centers, enhanced reporting and investigative tools, and reinforced processes at the local site level. Additionally, our commitment to continuous improvement is a hallmark of our business, and we do so by deploying Lean business practices and Agile methodologies. Wesco continues to enhance its approach to Environmental, Social, and Governance (“ESG”) matters, including integrating sustainability into our corporate strategy, and expanding our employee training and leadership development programming.
Digitalize and Transform the Business: Digitalization is a secular trend affecting the entire business-to-business distribution value chain. Wesco offers significant digital capabilities today and intends to lead the further digitalization of our industry in the years to come, making it easier to do business with Wesco, and increase the value of our data by providing unique insight into end-market and customer use of the products and services we offer. We are implementing digital tools that add value within the company and at both ends of the supply chain. We have made substantial progress on our digital transformation journey. These digital capabilities will improve efficiency and sales effectiveness of our business, and will enable us to create more value to our customers and supplier partners.
The three elements of our strategy touch every aspect of our business – from how we add value to our supplier partners and how we go-to-market within our three strategic business units to how we drive efficiency across the organization. We believe that the successful execution of these strategies, combined with our comprehensive product and service offerings, will provide cost-effective and innovative end-to-end supply chain solutions for a diverse set of customers across our end markets. Due to our leadership position, scale, global reach, complete portfolio of products, extensive services and insights from our data, we expect to grow our sales over the long term at a faster rate than the overall industry.
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

Customers
We have a large base of nearly 140,000 active customers across commercial and industrial businesses, contractors, educational institutions, government agencies, technology companies, telecommunications providers, and utilities. Our top ten customers accounted for approximately 12% of our sales in 2024. No single customer accounted for more than 4% of our sales in 2024.
Suppliers
Our global network of distribution centers, fulfillment centers, and sales offices provide customers with access to millions of products. Specific locations tailor their inventories to meet the needs of their customers, providing a local presence and a global network to service multi-location businesses and global corporations.
We purchase products from a diverse group of more than 35,000 suppliers who are located predominantly in North America, but who manufacture products around the world. The main product categories we source are electrical distribution and controls, communications and security, wire, cable and conduit, lighting and sustainability, automation and motors, and general supplies. In 2024, our ten largest suppliers accounted for approximately 30% of our purchases. No single supplier accounted for more than 6% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have commercial agreements with more than 470 preferred suppliers and purchase approximately 66% of our products pursuant to these arrangements.
We offer a wide range of sustainable products from the world’s leading manufacturers and help our customers determine solutions to meet their sustainability goals. Key categories include energy-efficient products, energy-management solutions, renewable energy products, sustainable MRO products, and workplace safety products.
Services
Our customers’ challenges are constantly evolving and require comprehensive yet practical solutions. As part of our overall offerings, we provide a comprehensive portfolio of differentiated solutions designed to address our customers’ business needs, help drive efficiency, improve productivity, increase profitability, and mitigate risk. These include, among others:
•Advisory services to help our partners and customers with advanced solutions that leverage the industry’s leading technologies, optimize supply chains, implement Lean practices, improve safety and digitally transform workplaces;
•Installation enhancement services to adapt products and packaging in order to streamline processes and reduce the total cost of installation;
•Project deployment services to help secure job site materials, prevent loss, improve efficiency, reduce job site waste, ensure day-to-day supplies are on hand and improve scalability across global deployments;
•Supply chain programs to improve productivity, reduce operating costs and increase operational efficiencies; and
•Digital services and e-business integrations to transform how our customers consume, deploy, and procure materials and technologies, supporting data-driven decisions and increased operational efficiency.
We are also a provider of services focused on energy efficiency and renewable power to reduce our energy consumption and that of our customers. Our energy solutions offer turnkey and retrofit solutions designed to reduce energy consumption and improve building efficiency. We also have a team that focuses on providing technical support to installers and end-users of renewable products and solutions.
Business Strengths
Wesco’s mission is to help our customers build, connect, power and protect the world. We believe that our business possesses strengths that will enable us to achieve this mission. The environment in which we operate is highly fragmented and there is significant competition within each end market and geographic area that we serve. Customers look to product line breadth, product availability, service capabilities, geographic proximity and price. Our scale, broad portfolio of products, technical expertise, global reach with local relationships, smart, digital solutions, and comprehensive value-added services provide distinct advantages that benefit our customers.
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

Customized Solutions. Our customers have unique business models, challenges and priorities. Our dedicated technical experts have extensive experience and product and services knowledge that enable them to provide solutions tailored to the various needs of our customers. With specialized industry knowledge and a focus on the leading technologies, we help design and deploy solutions that address critical business priorities.
Uniquely Positioned to Benefit from Secular Trends. Each of our business units is positioned to benefit from secular trends that are driving growth. These include increasing electrification, growth of automation/IoT, data center, green energy and utility grid modernization, 24/7 connectivity and security, supply chain consolidation and relocation to North America, and digitalization and AI.
Ingenuity and Expertise. Our teams are empowered with access to real-time information and tools that enable better decision-making and facilitate easier interaction with customers. Our sales, service and operational specialists bring a depth of industry experience spanning construction, manufacturing, electrical, renewables, lighting, communications, data centers, security, professional audio and visual equipment, utility, broadband and more.
Innovative Digital Roadmap. We are investing in digital tools and platforms to enable a new level of collaboration, agility and productivity. From adaptable omni-channel e-commerce tools and platforms, to connected buildings and facility management, we are a supply chain partner that addresses our customers’ digital needs and drives operational excellence.
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers around the world. Wesco has more than 700 sites, including distribution centers, fulfillment centers, and sales offices, with operations in approximately 50 countries. Our global distribution network includes 59 facilities that operate as regional distribution centers or large fulfillment centers in key geographic areas in North America, Europe and South America. These facilities add value for our customers and suppliers through the combination of inventory selection, online ordering, shipment capabilities, and order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual site products and services to local customer needs.
Smart, Digital Solutions. Our work with technology companies brings capabilities in digital and information-based solutions. These solutions include global e-commerce platforms, vendor managed inventory, point of use systems, last mile optimization, supply chain engineering and intelligent automation. Our recent acquisitions further extend our end-to-end service offerings and digital solutions for our customers. From enterprise-wide connectivity to real-time analytics and reporting, our digital ecosystem supports our customers’ business needs.
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
Geography
We sell to global customers through our network of distribution centers, fulfillment centers, and sales offices consisting of 426 locations in the U.S., 143 in Canada, 56 in Europe and the Middle East, 46 in Central America, the Caribbean and South America, and 57 in the Asia Pacific region, which includes Australia. This includes 59 facilities that operate as regional distribution centers or large fulfillment centers, of which 46 are located in the U.S., eight in Canada, three in Europe and two in South America.
Human Capital
At Wesco, our people and our high-performance culture are our greatest assets. We are committed to continuous improvement and leveraging our talented workforce in pursuing Wesco’s vision to be the best tech-enabled supply chain solutions provider in the world. We also believe that our employees should be treated with dignity and respect. Our Human Rights Policy promotes safety in the workplace, training, disabled employee accommodations, and freedom of association and collective bargaining. It prohibits discrimination, harassment, and child and forced labor. It also provides guidance on appropriate working hours, wages and benefits, and safe and healthy workplace conditions.
As of December 31, 2024, Wesco had approximately 20,000 full-time employees worldwide, with approximately 13,000 in the U.S. and the remaining 7,000 in international locations.
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

Our Global Corporate Safety team oversees our health and safety program, which covers the core processes and procedures for strong health and safety management, safe work practices, and regulatory compliance. Our health and safety program considers both preventative and reactionary management concepts and elements of the ISO-45001 guidelines and standards, as well as the strictest global regulations. The key components of our health and safety program are management and supervisory responsibilities, employee responsibilities, accident investigation processes, reporting of safety concerns, safety committee systems, new employee orientation, enforcement procedure, and regulatory compliance.
We have set a goal to achieve a 15% reduction in the total recordable injury rate (“TRIR”) from a 2020 baseline by 2030.
Training and Development. Wesco offers certification and training programs, some of which are required for all employees while others are voluntary or based on job role. Employees also have access to external training resources. Our learning and development function is comprised of seasoned talent that is continuously improving our process and enhancing our learning technology. This enables us to execute our learning strategy of providing employees with the knowledge, skills, and experiences they need to be effective and productive. We align our learning and development priorities to Wesco’s strategic business goals and initiatives. We offer a tuition reimbursement program to eligible employees to encourage the pursuit of undergraduate and graduate education to prepare employees for expanded roles in our business.
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
We have developed a collective approach to deliver personalized, successive development aligned with enterprise needs, known as “Leadership Essentials.” Leadership Essentials consists of separate programs curated for managers that are new to leading people or leaders of teams. The programs include personalized development journeys which are aligned to both the individual’s and the Company’s needs. Wesco also provides specific tools and resources to help leaders across the enterprise support ongoing transformational change.
Inclusive and Respectful Workplace Culture. We aim to foster a sense of individual and group belonging by 1) leveraging the unique experiences, backgrounds and perspectives of our talented workforce to support Wesco’s mission, 2) engaging employees and building an inclusive culture, 3) recruiting and developing talent from different backgrounds to bring new perspectives and thought processes to Wesco, and 4) supporting the communities in which we operate.
Wesco has six Business Resource Groups (“BRGs”) to support the following groups: women, BLIPOC (Black, Latino, Indigenous, and People of Color), LGBTQ+, people with diverse abilities, veterans of the armed forces, and our early-career employees. These BRGs foster a sense of community and inclusion and provide opportunities to network. The BRGs are global and open to all employees regardless of any aspect of their personal identity.
Our BRGs engage in various activities, such as:
•Building an inclusive culture, positively impacting employee engagement and creating an open forum for the exchange of ideas;
•Providing informal mentoring for employees;
•Identifying opportunities for adding value and growing Wesco’s business through community engagement; and
•Engaging with suppliers, customers and industry groups to share best practices, advance the industry, and drive business growth.
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

Compensation and Benefits Program. Wesco provides competitive compensation and benefits packages in our locations around the globe. In the U.S., we provide a comprehensive benefits program that offers choices to fit our employees’ diverse needs including health and disability benefits, paid time off (including a self-managed time off policy, flexible work arrangements, and family leave options for certain eligible employees), life insurance, retirement programs, and access to other services that support health and wellness. To further improve the health of our employees, we offer a variety of activities and programs that assist our employees and their family members to better manage or overcome major well-being challenges, including an employee assistance program, wellness coaching, case/disease management and wellness discounts.
Employee Engagement. We believe that employee engagement is good for our people and our business through improved productivity, better customer service, and importantly, an increased focus on safety. Wesco annually surveys employees to assess their engagement, as well as to solicit feedback and ideas on organizational changes, so senior management may more intelligently adjust to our employees’ evolving needs and support employee success. Wesco also promotes employee engagement through regular town hall discussions.
Community. Wesco has established relationships with several charitable organizations and encourages employees to volunteer in the community by providing one day of paid volunteer time off per year. By connecting with and contributing to local charitable organizations, Wesco supports the development of strong, vibrant and diverse communities. Wesco Cares is our corporate philanthropy program focused on affordable housing, humanitarian aid, and science, technology, engineering and mathematics (“STEM”), and provides for corporate charitable donations, employee volunteerism, and employee gift-matching. Employees are encouraged to volunteer in their communities on June 22nd as part of Wesco’s global annual day of caring.
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
We are working to reduce our environmental impact in the following areas:
Energy. The vast majority of the energy we use is for lighting, heating, and cooling our more than 700 sites, including distribution centers, fulfillment centers, and sales offices, in approximately 50 countries around the world. Where practicable, we engage with the owners and agents of the buildings we lease to improve energy efficiency, and we include energy-efficiency requirements in new building leases. We have implemented lighting retrofit projects, conducted energy audits, and installed solar systems at certain facilities. Adding to our energy consumption is a fleet of approximately 1,300 trucks and 1,800 cars for our distribution and sales activities. Our Fleet Efficiency Policy includes the use of fuel-efficient vehicles, determining the most efficient routes, and idling restrictions.
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
Waste. Our top waste streams are cardboard, wood pallets and reels, metal and plastic. We strive to reduce these waste streams by applying Lean principles and identifying opportunities for reuse and recycling. We have developed regional relationships with recycling vendors that recycle non-traditional waste streams, specifically metal and wood.

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
Intellectual Property
We consider our intellectual property, including trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies, and similar assets, to be important to our business. To protect our intellectual property rights, we rely on trademark, copyright and patent laws, trade secret procedures, and confidentiality and other agreements with employees, consultants, customers and other partners. We have registered trademarks, service marks, and patents in the U.S. and in various other countries. The “Wesco” and “Anixter” trademarks and service marks are registered in the U.S. and various foreign jurisdictions, and the “EECOL” service mark is registered in Canada, Chile, and Peru. Our U.S. trademarks and service marks include “Wesco®” and our corporate logo, among others. While in the aggregate our patents are valuable to our business, we do not believe that the loss of any of them would materially affect our business or financial condition. For a discussion of certain risks related to our intellectual property, see Item 1A, “Risk Factors - Risks Related to Our Information Systems and Technology and Intellectual Property.”
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
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters have historically been affected by a reduced level of activity primarily due to the impact of weather on projects. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
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
Executive Officers
Our executive officers and their respective ages and positions as of February 14, 2025 are set forth below.

Name	Age	Position
John J. Engel	63	Chairman, President and Chief Executive Officer
David S. Schulz	59	Executive Vice President and Chief Financial Officer
James F. Cameron	59	Executive Vice President and General Manager, Utility & Broadband Solutions
William C. Geary, II	54	Executive Vice President and General Manager, Communications & Security Solutions
Akash Khurana	51	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	58	Executive Vice President and General Counsel
Hemant Porwal	51	Executive Vice President, Supply Chain and Operations
Nelson J. Squires III	63	Executive Vice President and General Manager, Electrical & Electronic Solutions
Christine A. Wolf	64	Executive Vice President and Chief Human Resources Officer
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
James F. Cameron has served as our Executive Vice President and General Manager of the Utility & Broadband Solutions division since June 2020. From January 2014 to June 2020 he served as Vice President and General Manager, Utility and Broadband Group and from 2011 to 2013 he was Regional Vice President of the utility business. Prior to joining Wesco in 2011, Mr. Cameron served as Senior Vice President of the Utility Group, and Vice President of Marketing & Operations with Irby, a Sonepar Company. Earlier in his career, Mr. Cameron held various positions with Hubbell Power Systems, Thomas & Betts and the ABB Power T&D Company.

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
Akash Khurana has served as our Executive Vice President and Chief Information and Digital Officer since joining the Company in November 2020. Before joining Wesco, Mr. Khurana served as Chief Information Officer and Chief Data Officer of Global information at McDermott International, Ltd. from March 2015 to November 2020. Previously, he served as Senior Director of Global Product Lines and Regional P&Ls at Baker Hughes and a variety of leadership roles at GE Healthcare and Power & Water Divisions.
Diane E. Lazzaris has served as our Executive Vice President and General Counsel since June 2020 and also as Corporate Secretary from February 2021 to December 2023. From 2014 to June 2020 she served as our Senior Vice President and General Counsel and from 2010 to December 2013 as our Vice President, Legal Affairs. From 2008 to 2010, Ms. Lazzaris served as Senior Vice President - Legal, General Counsel and Corporate Secretary of Dick’s Sporting Goods, Inc. From 1994 to 2008, she held various corporate counsel positions at Alcoa Inc., including Group Counsel to a group of global businesses.
Hemant Porwal has served as our Executive Vice President, Supply Chain and Operations division since June 2020, and from January 2015 to June 2020 as Vice President of Global Supply Chain and Operations. Before joining Wesco, Mr. Porwal served as Vice President at Sears Holding Corporation, leading their global procurement function since 2011, and at PepsiCo, Inc. where he held roles with increasing responsibilities in Operations, Supply Chain, Procurement and Finance.
Nelson J. Squires III has served as our Executive Vice President and General Manager of the Electrical & Electronic Solutions division since June 2020, and from October 2019 to June 2020 he served as our Senior Vice President and Chief Operating Officer. From January 2018 to September 2019 he served as Group Vice President and General Manager of Wesco Canada/International/WIS and as Group Vice President and General Manager of Wesco Canada from August 2015 to January 2018. From 2010 to July 2015 he was Vice President and General Manager, North America Merchant Gases and President, Air Products Canada of Air Products and Chemicals, Inc. He has also served in regional and general management positions, as director of investor relations, and in various sales positions at Air Products. Earlier in his career, he was a captain in the United States Army.
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
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and the financial and commodities markets continue to experience significant uncertainty and volatility. Adverse economic conditions, disruptions in financial markets or lack of liquidity in these markets, particularly in North America, as well as those caused by political risk or instability globally, may adversely affect our revenues and operating results. Disruptions in financial markets can cause increases in interest rates and borrowing costs. Economic and financial market conditions may also affect the availability or the cost of financing for projects and for our customers’ capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit for us or our customers. Although no single customer accounts for more than 4% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults, and limit our ability to borrow additional funds. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with credit loss reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so.
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
We operate a network of more than 700 sites, including distribution centers, fulfillment centers, and sales offices, with operations in approximately 50 countries. Approximately one-third of our employee population are non-U.S. employees. We derive approximately 26% of our revenues from sales outside of the U.S. As a result, we are subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions.
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
•abrupt changes in government policies, laws, regulations, executive orders, spending allocations, or treaties, including imposition of export, import, or doing-business regulations, trade sanctions, embargoes or other trade restrictions (such as sanctions and other restrictions imposed against Russia in response to the Russia-Ukraine conflict, those against China to mitigate the potential U.S. national security concerns related to critical infrastructure and technology, as well as tariffs and trade measures that may increase the cost of goods, limit the availability of key materials, or otherwise disrupt supply chains, pricing, and demand;

•regulatory uncertainty, including potential challenges to agency rulemaking authority, which could increase litigation risks, complicate compliance planning, and disrupt our operations;
•tax increases, tariff increases, or retaliatory trade measures, including those intended to address trade imbalances or protect domestic industries, that could impact the pricing of our products, the cost and availability of raw materials and components used in production, and the competitiveness of our goods in key markets, while also contributing to broader economic uncertainty, inflationary pressures, and disruptions in our supply chain;
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
•continuing uncertainty regarding social, political, immigration, tax, and trade policies in the U.S. and abroad; and
•other social, political and economic instability, including recessions and other economic crises in other regions.
In response to the Russia-Ukraine conflict, the United States, the European Union and other governments throughout the world imposed broad economic sanctions and other restrictions against Russia and Russian interests. Since October 2023, when Hamas militants attacked Israel, prompting Israel to respond with air strikes and a major ground operation in Gaza, tensions and conflicts have escalated between Israel and other regional actors, including Iran, Syria and Hezbollah in Lebanon. To the extent the Russia-Ukraine and Middle East conflicts escalate or are further prolonged, it may have the effect of heightening many of the risks described above or elsewhere in these risk factors.
Our business and operations have been and may continue to be adversely affected by the COVID-19 pandemic, and the duration and extent to which COVID variants or other pandemics will affect our business, financial condition, results of operations, cash flows, liquidity, and stock price remains uncertain.
The global COVID-19 pandemic created significant disruption to the broader economies, financial markets, workforces, business environment and supply chains, as well as to our suppliers and customers. Beginning in 2020, the pandemic caused significant disruptions to our business due to, among other things, disruptions to our suppliers and global supply chain, labor shortages, transportation disruptions, travel restrictions, the impact on our customers and their demand for our products and services and ability to pay for them, as well as temporary closures of facilities. Some of the actions we have taken in response to the COVID-19 pandemic, such as implementing remote working arrangements, may also create increased vulnerability to cybersecurity incidents and other risks. Remote working arrangements and the decrease in commercial office occupancy rates may adversely affect sectors of the economy or the bank or financial markets, which may affect our customers or lenders, or may increase market volatility. The full extent to which new COVID variants or new pandemics may impact our business, results of operations, and financial condition depends on many evolving factors and future developments for which there remains significant uncertainty; the availability, effectiveness and public acceptance of treatments or vaccines (including boosters); the impact of the imposition of governmental actions; and the impact of pandemics on the global supply chain and the broader economy and capital markets, as well as the matters noted above. In addition, COVID variants and other pandemics may adversely affect many of our suppliers’ and customers’ businesses and operations, including the ability of our suppliers to manufacture or obtain the products we sell or to meet delivery requirements and commitments, and our customers’ demand for our products and services and the ability to pay for them, all of which could adversely affect our sales and results of operations.
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
The results of certain of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years (particularly the Argentine Peso and the Egyptian Pound), and may continue to do so in the future. Even small fluctuations in exchange rates in currencies where we significantly transact, such as the Canadian dollar, could have material impacts on our business and financial results. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the U.S. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may also affect the comparability of our results between financial periods.
Risks Related to Our Strategic Initiatives and Acquisitions
Expansion into new business activities, industries, product lines, services offerings, or geographic areas could subject the Company to increased costs and risks and may not achieve the intended results.
We have invested significantly in expanding our digital solutions and digitalization initiatives, including but not limited to, our digital and data platform, e-commerce capabilities, enhancing the online customer experience, software as a service (SaaS), internet of things (IoT) technology, electrification, automation, grid modernization, security, design and engineering services, smart building technology and advisory services. If our efforts to transform and expand our digital and service capabilities are not successful, or are not developed and deployed on a timely basis, we may not realize the return on our investments as anticipated, or our operating results could be adversely affected by slower than expected sales growth or additional costs. Furthermore, engaging in or significantly expanding business activities in product sourcing, sales and services could subject the Company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.
Our strategic and operational initiatives, including our business transformation enabled by digital initiatives, are subject to various risks and uncertainties, and we may be unable to implement the initiatives successfully.
We are engaged in a number of strategic and operational initiatives, including our digital transformation initiatives, designed to optimize costs and improve operational efficiency. Our ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. The design, development, and implementation of new systems and applications carries inherent risks, including potential technical failures, integration challenges, and business disruptions. These risks could result in operational inefficiencies, system downtime, or other unforeseen complications that may adversely affect our business operations and customer relationships. Additionally, our initiatives may require significant capital investments and resource allocation, and any delays, cost overruns, or implementation difficulties could negatively impact our expected return on investment and overall business performance.
We may not be able to fully realize the anticipated benefits and cost savings of mergers and acquisitions.
In 2020, we completed our merger with Anixter; in 2022, we completed the acquisition of Rahi Systems; and in 2024, we completed several acquisitions, including those of entroCIM, Independent Electric Supply, and Ascent. We consider and may pursue other acquisitions on an on-going basis. The success of these and future acquisitions, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process of an acquired business could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the transaction.

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
We have expanded our operations through organic growth and selected acquisitions of businesses and assets, such as our acquisitions of Rahi Systems, entroCIM and Ascent, and may seek to do so in the future. Acquisitions involve various inherent risks, including: problems that could arise from the integration of the acquired business; uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key employees of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and expansion into new countries or geographic markets where we may be less familiar with operating requirements, target customers and regulatory compliance. Additionally, elevated valuations and increasing acquisition multiples across various sectors, such as those related to data centers, artificial intelligence, and technology services, may impact our ability to execute acquisitions at acceptable prices or achieve expected returns on investment. Any one or more of these factors could increase our costs or cause us not to realize the benefits anticipated to result from the acquisition of a business or assets.
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
We operate a number of facilities and we coordinate company activities, including information technology systems, administrative services, and similar systems, through our headquarters and field operations. We rely on the proper functioning and availability of our information systems to successfully operate our business, including managing inventory, processing customer orders, shipping products, providing service to customers, maintaining customer and supplier information, and compiling financial results. Our operations depend on our ability to maintain existing systems and implement new technology, which includes allocating sufficient resources to upgrade our information technology systems, and to protect our equipment and the information stored in our databases against both man-made and natural disasters (including those as a result of climate change), as well as power losses, computer and telecommunications failures, technological breakdowns, unauthorized intrusions, cyber-attacks, and other events. Further, many of the products and services we provide to customers rely on information technology to transmit and store data in Company, cloud-based and third-party systems. Even where Company-managed information systems remain fully operational, a failure by a third-party’s systems or procedures could have negative effects on our operations. Any significant or prolonged unavailability or failure of critical information systems could materially impair our ability to maintain proper levels of inventories, process orders, meet the demands of our customers and suppliers in a timely manner, and other harmful effects on our business operations, which could negatively affect our financial results.

We may not be able to realize the anticipated benefits and cost savings of our digital transformation initiatives or enhancing existing, and deploying new, technology, digital products and information systems in our operations.
We are executing our digital transformation strategy and seek to continually enhance existing and deploy new technology, digital products and information systems as a part of our technology-enablement strategy. Such changes could fail to realize anticipated benefits, create new liability or disrupt our existing information systems or other aspects of our operations. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. Efforts to align portions of our business on common enterprise platforms, systems and processes could result in unforeseen interruptions, increased costs or liability, and other negative effects. Sales enablement initiatives that improve data analytics and automate, optimize, digitize or outsource tasks could result in unforeseen consequences, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses, therefore impacting our results of operations. Additionally, exploring and deploying use cases for artificial intelligence, generative artificial intelligence and large language models to empower our employees and streamline our operations may introduce new risks such as biased output, inaccurate output, security vulnerabilities and increased stakeholder or regulatory scrutiny, which could impact the integrity of our business processes, expose us to litigation or fines, or erode the trust of our stakeholders. Our governance structures and control environment may not keep pace with the rapid adoption of these emerging technologies, potentially leading to inadequate oversight of their development and deployment. The dynamic and rapidly evolving nature of AI technologies and their applications necessitates continuous monitoring and updating of systems, processes, and policies, which, if not adequately managed, could exacerbate the risks of obsolescence, unintended outcomes, or compliance failures. If our technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, or if the controls placed over the use of new and existing technology prove inadequate, it could result in a competitive disadvantage or adversely affect our business operations, reputation or financial condition.
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
Because we rely heavily on information technology both in serving our customers and in our enterprise infrastructure in order to achieve our objectives, we may be vulnerable to damage or intrusion from a variety of cyber-attacks, including computer viruses, ransomware, worms or other malicious software programs that seek to gain access to our systems and networks, or those of our third-party service providers. Additionally, third parties may fraudulently attempt to induce employees or customers into disclosing sensitive information such as user names, passwords and other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Information technology security threats to our systems, networks and data have dramatically increased in recent years due to the proliferation of new technologies and the increased sophistication and activities of perpetrators. We have seen, and will continue to see, industry-wide vulnerabilities, which could cause widespread disruptions to our or other parties’ systems. In addition, the risk of retaliatory cyber-attacks has increased as a result of geopolitical conflicts, including the Middle East and Russia-Ukraine conflicts. These threats and vulnerabilities pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our proprietary and confidential information.
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
Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2024 accounted for approximately 30% of our purchases by dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier’s change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier’s operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed or experiencing operational or business disruptions which could materially affect our supply chain, increase our costs or disrupt our ability to deliver products to our customers in a timely and cost-effective manner.
We have been and may continue to be adversely affected by supply chain challenges, including product shortages, delays and price increases, which could decrease sales, profit margins and earnings.
Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control.
Since the start of the COVID-19 pandemic, our industry and the broader economy experienced supply chain challenges, including shortages in raw materials and components, labor shortages and transportation constraints, leading to product delays, backlogged orders, increased transportation cost and longer lead times. In 2024, we saw continued improvements in supply chain resilience, with manufacturers further adjusting their production footprints through diversification, reshoring, nearshoring and other strategies designed at mitigating tariff and other supply chain risks, alongside continued volatility in the availability of certain raw materials, components and products. While we continue to aggressively and proactively manage supply chain developments, we have experienced, and may continue to experience, some delays in receiving products from our suppliers. We cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Any product shortages and delays could impair our ability to make scheduled deliveries to our customers in a timely manner and cause us to be at a competitive disadvantage.
Product shortages and delays in deliveries, along with other factors such as price inflation and higher transportation, import or export costs, including tariffs, could result in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. Supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, for example if the Russia-Ukraine, Middle East and other geopolitical conflicts escalate or are further prolonged, which would have an adverse impact on our business and results of operations.
We conducted a climate risk assessment in 2022 aligned to the TCFD to determine the materiality of climate-related risks to our business, and an update of this assessment commenced in December 2024 to enhance our alignment with other sustainability reporting frameworks including the European Sustainability Reporting Standards (“ESRS”) and the International Sustainability Standards Board (“ISSB”)’s climate standard. The effects of global climate change could increase the frequency and intensity of natural disasters or extreme weather conditions, such as tropical storms, severe winter weather, drought, flooding, heat waves, wildfires and rising sea levels, which could cause or exacerbate supply chain interruptions. For example, some of our customers’, suppliers’ and our operations are in water-stressed regions or areas prone to flooding or wildfires, and our facilities depend on power grids that may be impacted by severe weather. With global climate change increasing the frequency and severity of such events, it is possible that we could face greater climate-related risks in the future, which could result in temporary or prolonged interruptions in operations, increase our operating costs and capital expenditures, and reduce revenue and profitability.
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

The awarding and timing of projects is unpredictable and depends on many factors outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide range of factors including a customer’s decision to not proceed with a project or its inability to obtain necessary governmental approvals or financing, commodity prices, interest rates, and overall market and economic conditions. Slow macro-economic growth rates, difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations. In addition, some our competitors may also be more willing to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable.
We have risks associated with the sale of nonconforming products and services.
Historically, we have experienced a small number of cases in which our vendors supplied us with products that did not conform to the agreed upon specifications. Additionally, we may inadvertently sell a product not suitable for a customer’s application. We address this risk through our quality control processes, by seeking to limit liability and our warranty in our customer contracts, and by seeking to obtain indemnification rights from vendors. However, there can be no assurance that we will be able to include protective provisions in all of our contracts or that vendors will adequately fulfill their obligations to us. In addition, we may be exposed to significant costs and reputational harm from product liability claims, recalls, or safety issues. Such events, regardless of merit, may lead to litigation, direct or third party claims, regulatory scrutiny, and reduced customer confidence, adversely impacting our financial condition and operating results.
Disruptions to our logistics capability, or our failure to effectively manage supply chain logistics during periods of disruption, may have an adverse impact on our operations.
Our global logistics services are operated through distribution centers around the world. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of sites served by the affected distribution center. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Disruptions to our logistics capability or supply chain may have an adverse impact on our ability to serve our customers, based on factors such as a lack of depth and breadth in the suppliers we do business with, failure to utilize and optimize warehouse space availability in key markets, failure to achieve network optimization and last mile solutions, and failure to improve our supply chain resiliency through technological improvements.
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
Customers, suppliers, employees, community partners, shareholders and regulatory agencies in various jurisdictions globally are increasingly requesting disclosure and action relating to ESG objectives and performance. We commit time and resources to ESG efforts, consistent with our corporate values and in ways designed to strengthen our business, including programs focused on sustainability. Our failure to execute our ESG programs and objectives as planned, or in accordance with the evolving expectations of various stakeholders or regulators in the United States, Europe and globally, including compliance with potentially inconsistent or competing requirements under standards and regulations such as the EU Corporate Sustainability Reporting Directive (CSRD)’s ESRS standards, ISSB standards incorporated into law by various countries globally, the Corporate Sustainability Due Diligence Directive (“CSDDD”), the Science Based Targets initiative, the EU Taxonomy, California climate disclosure rules under Senate Bills 253 and 261, and the SEC climate-related disclosures rules (a number of which remain subject to ongoing developments or legal challenges), could adversely affect the Company’s reputation, business and financial performance. For example, an isolated incident of non-compliance, underperformance or inaccuracy in reporting, the aggregate effect of individually insignificant incidents or the failures of suppliers in our supply chain, can erode trust and confidence in the Company and our brand and adversely affect our business and financial performance, particularly if such events result in claims of misleading ESG-related statements or disclosures, adverse publicity, governmental investigations, enforcement actions, fines, or litigation.
Simultaneously, increased expectations and regulations around ESG reporting and performance may result in higher operating expenses, capital expenditures and costs of goods sold (including those related to deploying low-carbon technologies, expanding our electric vehicle fleet, strengthening ESG monitoring and reporting programs, calculating and disclosing different scopes of greenhouse gas emissions in the manner and timeline expected by regulators and other stakeholders, enhancing supply chain transparency programs, securing assurance by third party auditors over ESG data, developing and implementing climate transition plans that may be requested by customers or required by regulations such as CSDDD, transitioning suppliers due to their ESG programs, other costs to pursue our ESG goals or supplier price increases as manufacturers and services providers accommodate their own ESG-related expenses), which could reduce our profitability and cash flow. Additionally, certain customers may set net-zero emissions targets, and we could face pressure from such customers to further reduce emissions to assist them in the achievement of such targets or risk the loss of their business, which could result in increased costs or decreased revenue and may adversely impact financial performance.
Risks Related to Tax Matters
Changes in tax laws or challenges to the Company’s tax positions by taxing authorities could adversely impact the Company’s results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including but not limited to taxes imposed on our income, receipts, stockholders’ equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We cannot always anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular in the U.S. and Canada, jurisdictions which account for most of our income before taxes, can have a material adverse effect on our results of operations.

The Organization for Economic Cooperation and Development (the “OECD”) issued rules to address the tax challenges arising from the digitalization of the global economy. The so-called two-pillar solution is intended to implement rules addressing 1) nexus and profit allocation in cases where businesses profit from markets in other countries while paying little to no tax in those countries under the current physical presence-based global tax system, 2) standardized intercompany pricing for routine marketing and distribution activities, and 3) a global minimum tax as a catch-all to address residual base erosion and profit shifting. Many of the OECD’s member states have enacted the required domestic legislation implementing the OECD’s rules. The Company continues to evaluate the impact of the guidance released by the OECD and proposed and enacted domestic legislation in relevant OECD member states, as well as information released by the Financial Accounting Standards Board, to determine the effect on the Company. The Company does not expect the current proposed and enacted rules to have a material impact on the Company’s worldwide tax expense but they are likely to create significant compliance obligations.
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
In 2020, we incurred significant additional indebtedness to finance the merger with Anixter. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2024, excluding debt discount and debt issuance costs, we had $5.1 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
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
In addition, certain of these debt agreements contain financial covenants that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing certain of our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the Liquidity and Capital Resources section in Item 7, “Management’s Discussion and Analysis” for further details.
General Risk Factors
We are subject to costs and risks associated with global laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.
The global legal and regulatory environment is complex and exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the future. They include laws and regulations covering taxation, trade, import and export, labor and employment (including wage and hour), product safety, product labeling, occupational safety and health, data privacy, data protection, intellectual property, artificial intelligence, and sustainability and environmental matters (including those relating to global climate change and its impact). We are also subject to securities and exchange laws and regulations and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations, including the Federal Acquisition Regulation (“FAR”) and Defense Federal Acquisitions Regulation Supplement (“DFARS”). Proposed laws and regulations in these and other areas could affect the cost of our business operations.
From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, FAR and DFARS compliance, worker health and safety, intellectual property misappropriation or infringement, and general commercial and securities matters. While we believe the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of these as well as other contingencies could require us to take actions, which could adversely affect our operations, could diminish our intellectual property portfolio or could require us to pay substantial amounts of money. Even if we successfully defend against claims, we may incur significant costs that could adversely affect our results of operations, financial condition and cash flow.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
Information security and protection of our data is important to Wesco, our customers and suppliers. As a global company, we face various cybersecurity threats, ranging from phishing, ransomware and denial-of-service attacks to more recent threats incorporating the use of artificial intelligence. Our suppliers, third-party vendors, service providers, customers, and other business partners are also vulnerable to similar cybersecurity risks. In response to this evolving cybersecurity threat landscape, we have implemented a cybersecurity risk management program that follows a comprehensive, multi-layered approach to securing our data and business systems from attack, compromise or loss, guided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This includes the combination of leading technologies, physical and organizational safeguards, including a robust suite of security policies and procedures. We have a dedicated 24 hours per day/seven days per week Cybersecurity Operations team, with a third-party service provider, monitoring our environment for signs of attack and responding in real-time. Our implementation of a multi-layer and multi-provider portfolio of technologies is designed to deliver overlapping coverage against continually evolving cybersecurity threats with a strong defensive and response driven security posture. We evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as appropriate to preserve a secure state. Additionally, we identify, assess and manage risks associated with our use of third-party service providers and other business partners and we maintain a comprehensive third-party risk management program to evaluate partners prior to onboarding, throughout the life of the relationship, and through the conclusion of the relationship. This program is designed to ensure our third-party partners adhere to Wesco’s security policies and expectations as the threat landscape and the relationship evolve.
We engage third-party experts, including auditors, consultants and advisors, to evaluate and enhance our cybersecurity program through security certifications, assessments and testing. Wesco’s cybersecurity programs are reviewed as part of our information security management system (“ISMS”) by external, independent third-party auditors. We have received ISO 27001 certification for our ISMS and we undergo annual audits by an independent accreditation body to maintain this certification. We also engage third-party consultants to perform penetration and vulnerability tests at least once per quarter, as well as annual “red team” engagements that simulate cyber threats. The results of these tests and assessments are used to establish priorities, allocate resources, and improve controls. We conduct mandatory information security awareness training for all new hires and employees at least annually as well as specialized training for certain functions, such as developers, platform administrators and finance personnel. We have instituted regular phishing, social engineering and other malicious attack simulations, generally at least once per quarter, to enhance our employees’ awareness and responsiveness to such possible threats. We run several awareness campaigns each year covering a variety of topical cybersecurity subjects and we maintain an internal website that is accessible to all employees that has security policies, additional trainings, and current news events. Our security policies and trainings are regularly evaluated and updated to adapt to changing regulations and emerging cybersecurity risks. Our training program also includes expert guest speakers and additional training during cybersecurity awareness month each October.
While we focus on prevention and detection, we have response and recovery plans in place, as well as service agreements and partner engagements should there be a need for us to respond to an attack. We have adopted a cybersecurity incident response plan that provides direction and a defined approach for preparing for, identifying and responding to cybersecurity incidents that may pose a potential threat to our information systems, networks and data. We review the overall incident response plan at least annually or as needed to determine what updates (if any) are necessary. The plan defines the roles and responsibilities of our IT and security teams and other functional teams that comprise the cybersecurity incident response team, as well as provides controls and procedures for timely and accurate reporting of material cybersecurity incidents. Significant cybersecurity incidents are reviewed by a cross-functional team to determine whether further escalation is appropriate. Any incident that potentially is, or may become, material is reported to senior management for materiality and disclosure determinations. We also maintain cyber liability insurance coverage.
Through our enterprise risk management (“ERM”) program, we identify, assess and manage a broad range of risks across the organization. Through the ERM process, cybersecurity has been identified as an important risk facing our business. Accordingly, our cybersecurity risk management program is integrated into our overall ERM program and information about cybersecurity risks and our cybersecurity risk management program is reviewed as part of our ERM program.
As of the date of this report, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially impacted us, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience such an event moving forward and if realized, that we, or our business strategy, results of operations, or financial condition, would not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Governance
To more effectively prevent, detect and respond to information security threats, we have a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes. Our CISO has over 30 years of technology experience, including over twelve years of experience dedicated to cybersecurity. He has been in this role with Wesco since 2020 and has a total of approximately nine years of experience serving in the role of Chief Information Security Officer. The CISO reports to our Executive Vice President, Chief Information and Digital Officer (“CIDO”), who reports directly to our Chief Executive Officer. The CISO and CIDO regularly review cybersecurity matters with our Chief Executive Officer and other members of our senior management, including cybersecurity risks and threats and the status of our cybersecurity incident response plan and related processes relating to the prevention, detection, mitigation and remediation of cybersecurity incidents.
As part of its oversight responsibility of cybersecurity risk and the overall enterprise risk management process, the Audit Committee of our Board of Directors meets periodically with our CISO, CIDO, and other senior leaders to receive updates on cybersecurity risks and threats (and should they arise, any material incidents), the status of initiatives to strengthen our information security systems, third-party risk assessment outcomes, cybersecurity risk metrics, management’s assessments of our security program, and compliance with disclosure requirements. The Audit Committee and senior management report any findings and recommendations, as appropriate to the full Board of Directors for consideration. Wesco’s cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior leadership and the Board of Directors. We also actively engage with strategic partners, industry groups, and intelligence and law enforcement to better understand macro trends and significant risk concerns to better inform and enhance our cybersecurity policies and procedures.
Item 2. Properties.
We operate a network of approximately 600 distribution and fulfillment center locations that hold inventory, and approximately 130 sales offices, with operations in approximately 50 countries throughout the world. This includes 59 facilities with square footage between 100,000 and 500,000 that operate as regional distribution centers or large fulfillment centers, of which 46 are located in the U.S., eight in Canada, three in Europe and two in South America. Approximately 8% of our facilities are owned, and the remainder are leased.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder, and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC”. As of February 13, 2025, there were 48,795,929 shares of common stock outstanding held by approximately 850 holders of record.
During each of the quarters in the fiscal year ended December 31, 2024, we paid a quarterly cash dividend of $0.413 per common share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend on an evaluation of a number of factors, including our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants contained in our debt agreements, and other factors deemed relevant by our Board of Directors.
As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, the terms of the Revolving Credit Facility, as well as the indentures governing the 7.250% Senior Notes due 2028, 6.375% Senior Notes due 2029, and 6.625% Senior Notes due 2032 contain various restrictive covenants that limit the amount of dividends and common stock repurchases that can be made. We were in compliance with these conditions in 2024 and expect to be in 2025.
Issuer Purchases of Equity Securities.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
October 1, 2024 - October 31, 2024	639	$182.92	—	$538.9
November 1, 2024 - November 30, 2024	232,960	$207.34	211,854	$495.0
December 1, 2024 - December 31, 2024	29,956	$209.74	28,697	$488.9
Total	263,555	$207.55	240,551
(1)    There were 23,004 shares purchased during the quarterly period ended December 31, 2024 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On June 1, 2022, Wesco announced that its Board of Directors authorized, on May 31, 2022, the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended December 31, 2024, the Company entered into spot repurchase transactions through a broker to purchase 240,551 shares of its common stock in the open market for cash totaling $50.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

Company Performance. The following stock price performance graph illustrates the five-year cumulative total return on an investment in Wesco International, a 2024 Performance Peer Group, and the Russell 2000 Index. The graph covers the period from December 31, 2019 to December 31, 2024, and assumes that the value for each investment was $100 on December 31, 2019, and that all dividends were reinvested.

Wesco International, Inc. - Cumulative Total Shareholder Return
Cumulative Investment Value
(Index $100)
$350
$300
$250
$200
$150
$100
$50
$0

	2019	2020	2021	2022	2023	2024
Wesco Intl Inc.	$100.00	$132.18	$221.57	$210.81	$295.53	$310.56
Performance Peer Group	$100.00	$120.94	$169.28	$157.63	$218.76	$283.54
Russell 2000	$100.00	$119.96	$137.74	$109.58	$128.14	$142.92

2024 Performance Peer Group:
Applied Industrial Technologies, Inc.	Fastenal Company	Rexel SA
Arrow Electronics, Inc.	Genuine Parts Company	Rockwell Automation, Inc.
Avnet, Inc.	Hubbell, Inc.	W.W. Grainger, Inc.
Barnes Group Inc.	MRC Global, Inc.
Eaton Corporation Plc	MSC Industrial Direct Co., Inc.
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
We employ approximately 20,000 people, maintain relationships with more than 35,000 suppliers, and serve nearly 140,000 customers worldwide. With millions of products, end-to-end supply chain services, and leading digital capabilities, we provide innovative solutions to meet customer needs across commercial and industrial businesses, contractors, government agencies, educational institutions, telecommunications providers, utilities, and technology companies. Our innovative value-added solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate more than 700 sites, including distribution centers, fulfillment centers, and sales offices, in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
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
Overall Financial Performance
Our financial results for 2024 compared to 2023 reflect a single-digit decline in sales driven by a decrease in volume partially offset by the benefits of price inflation in certain segments. Additionally, financial results were impacted by higher facilities costs, a loss on abandonment of assets, and higher IT costs, partially offset by the gain recognized on the divestiture of our WIS business, as well as lower professional services and consulting fees.
Net sales for 2024 decreased $566.4 million, or 2.5%, over the prior year. The decrease reflects estimated volume decline of approximately 2% driven primarily by a decrease in volume for the UBS segment, with a less significant decrease in the EES segment, partially offset by an increase in the CSS segment. The reduction also includes the effect of the divestiture of the Wesco Integrated Supply (“WIS”) business of 2.6% and the negative impact of fluctuations in foreign exchange rates of 0.2%. These negative factors were partially offset by the estimated impact of changes in price of approximately 1%, the favorable impact from the number of workdays of 0.8%, and the increase from the acquisition of Ascent, LLC (“Ascent”) of 0.1%. Cost of goods sold as a percentage of net sales was 78.4% for the current and prior year.
Income from operations was $1.2 billion for 2024, compared to $1.4 billion for 2023, a decrease of 13.0%. Income from operations as a percentage of net sales was 5.6% for the current year, compared to 6.3% for the prior year. Income from operations for 2024 includes digital transformation costs of $24.9 million, a loss on abandonment of assets of $17.8 million as a result of the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product that will no longer be utilized, restructuring costs of $12.1 million, and excise taxes on excess pension plan assets of $4.9 million. Adjusted for these amounts, income from operations was 5.9% of net sales in 2024. For 2023, income from operations was 6.6% of net sales, as adjusted for digital transformation costs of $36.1 million, merger-related and integration costs of $19.3 million, restructuring costs of $16.7 million, and accelerated trademark amortization of $1.6 million. For the year ended December 31, 2024, income from operations declined compared to the prior year due to a decline in sales, an increase in costs to operate our facilities and an increase in IT costs. These factors were partially offset by a decrease in professional services and consulting fees.
Cash Flow
Operating cash flow for 2024 was $1,101.2 million. Net cash provided by operating activities included net income of $719.4 million and non-cash adjustments to net income totaling $105.6 million, which primarily comprised depreciation and amortization, stock-based compensation expense, a loss on abandonment of assets, amortization of debt discount and debt issuance costs, and cloud computing arrangement amortization, partially offset by a gain resulting from the divestiture of our WIS business, as described in Note 5, “Acquisitions and Divestitures” and deferred income taxes. Operating cash flow was positively impacted by an increase in accounts payable of $329.5 million, primarily due to the timing of inventory purchases and payments to suppliers, an increase in other current and noncurrent liabilities of $93.3 million, primarily due to increases in federal income taxes payable, accrued interest payable, and operating lease liabilities, and an increase of $62.7 million in accrued payroll and benefits costs, driven by an increase in accrued salaries and wages and the reversion of excess pension plan assets from the settlement of the U.S. pension plan, partially offset by contributions to other pension plans. Operating cash flow was negatively impacted by an increase in other current and noncurrent assets of $142.6 million primarily due to increases in capitalized costs associated with developing cloud computing arrangements, supplier prepayments, and contract assets, and an increase in trade accounts receivable of $50.7 million due to the timing of receipts from customers.
Investing activities primarily included $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $221.3 million paid in the aggregate to acquire Ascent, the entroCIM business (“entroCIM”), and Independent Electric Supply Inc. (“IES”), net of cash acquired, and $94.7 million of capital expenditures mostly consisting of internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of locations.
Financing activities primarily comprised the redemption of our $1,500.0 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”), and proceeds of $900.0 million and $850.0 million related to the issuance of our 6.375% Senior Notes due 2029 (the “2029 Notes”) and our 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”), respectively. Additionally, financing activities comprised net repayments of $428.0 million related to our revolving credit facility (the “Revolving Credit Facility”), net repayments of $100.0 million related to our accounts receivable securitization facility (the “Receivables Facility”), and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. Financing activities for 2024 also included $425.0 million of common stock repurchases, $81.5 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $30.9 million of payments for taxes related to the exercise and vesting of stock-based awards.
Financing Availability
As of December 31, 2024, we had $1.2 billion in total available borrowing capacity under our Revolving Credit Facility and $100.0 million of available borrowing capacity under our Receivables Facility. The Revolving Credit Facility and the Receivables Facility both mature in March 2027.
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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying values may not be recoverable. We test for goodwill impairment on a reporting unit level. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value as a basis for determining whether it is necessary to perform quantitative impairment tests. When performing a qualitative assessment we consider several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price.
We will perform a quantitative impairment test if we bypass the qualitative assessment, or if based on the qualitative assessment, it is more likely than not that the fair value of each reporting unit or indefinite-lived intangible asset is less than the carrying amount. For the year ended December 31, 2024, we elected to bypass the qualitative assessments and performed annual quantitative impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2024 by comparing the fair values of our reporting units and indefinite-lived intangible assets to their carrying values. As a result of these assessments, we determined that the fair values of our reporting units and indefinite-lived intangible assets continue to exceed their respective carrying amounts.
The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around future expected revenues, operating margins and discount rate. We performed sensitivity analyses around certain of these assumptions in order to assess the reasonableness of the assumptions and resulting estimated fair values. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors, and as a result there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible assets impairment tests will prove to be an accurate prediction of future results.
See Note 2, “Accounting Policies” and Note 6, “Goodwill and Intangible Assets” of our Notes to Consolidated Financial Statements for additional disclosure regarding goodwill and indefinite-lived intangible assets.
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
Liabilities for defined benefit pension plans are particularly sensitive to changes in the discount rate. At the end of each fiscal year, we determine the discount rate to measure our defined benefit pension plan liabilities at their present value. The discount rate reflects the current rate at which the defined benefit pension plan liabilities could be effectively settled at the end of the year. This rate is estimated using a yield curve based on corporate bond data, which we believe is consistent with observable market conditions and industry standards for developing spot rate curves. The consolidated weighted-average discount rate used to measure the projected benefit obligation of all plans was 4.8% and 4.4% at December 31, 2024 and 2023, respectively. As a sensitivity measure, the effect of a 50-basis-point decline in the assumed discount rate would result in no change in the expense for 2025, and an increase in our projected benefit obligations at December 31, 2024 of $21.0 million. The impact of a 50-basis-point increase in the assumed discount rate would result in a decrease in the expense for 2025 of approximately $2.0 million, and a decrease in our projected benefit obligations at December 31, 2024 of $19.0 million. Changes in the expected long-term rate of return on plan assets and assumptions relating to the employee workforce are less likely to have a material impact on the measurement of defined benefit pension plan liabilities.
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
Results of Operations
2024 Compared to 2023
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Year Ended December 31,		Growth/(Decline)
	2024	2023	Reported Sales	Acquisitions/Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$21,818.8	$22,385.2	(2.5)%	(2.5)%	(0.2)%	0.8%	(0.6)%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; 2024 had two more workdays compared to 2023.
Net sales were $21.8 billion for 2024 compared to $22.4 billion for 2023, a decrease of 2.5%. Adjusting for the decrease from the divestiture of the WIS business of 2.6%, the unfavorable impact from fluctuations in foreign exchange rates of 0.2%, the favorable impact from the number of workdays of 0.8%, and the increase from the acquisition of Ascent of 0.1%, organic sales for 2024 declined by 0.6%, reflecting an approximately 2% decline in volume, driven by declines in the UBS and EES segments, partially offset by a volume increase in the CSS segment, and the impact of changes in price, which favorably impacted organic sales by approximately 1%.
Cost of Goods Sold
Cost of goods sold for 2024 was $17.1 billion compared to $17.5 billion for 2023, a decrease of $0.4 billion. Cost of goods sold as a percentage of net sales was 78.4% for the current and prior year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include payroll and payroll-related costs, shipping and handling, travel and entertainment, facilities, utilities, information technology expenses, professional and consulting fees, credit losses, gains (losses) on the sale, disposal, or abandonment of property and equipment, as well as real estate and personal property taxes. SG&A expenses for 2024 totaled $3,306.2 million versus $3,256.0 million for 2023, an increase of 1.5%. As a percentage of net sales, SG&A expenses were 15.2% and 14.5% for 2024 and 2023, respectively. SG&A expenses for 2024 include $24.9 million of digital transformation costs, a $17.8 million loss on abandonment of assets, $12.1 million of restructuring costs, and $4.9 million of excise taxes on excess pension plan assets. SG&A expenses for 2023 include digital transformation costs of $36.1 million, merger-related and integration costs of $19.3 million, and restructuring costs of $16.7 million. Adjusted for digital transformation costs, the loss on abandonment of assets, restructuring costs, and excise taxes on excess pension plan assets, SG&A expenses for 2024 were 14.9% of net sales for 2024. Adjusted for digital transformation costs, merger-related and integration costs, and restructuring costs, SG&A expenses for 2023 were 14.2% of net sales.
SG&A payroll and payroll-related expenses for 2024 of $2,049.5 million decreased by $2.9 million compared to 2023.
SG&A expenses not related to payroll and payroll-related costs for 2024 were $1,256.7 million, an increase of $53.1 million compared to 2023, which primarily reflects higher costs to operate our facilities of $28.0 million, an increase of $20.5 million in other income and deductions, driven by the loss on abandonment of assets, an increase of $12.7 million in IT costs, and an increase of $10.6 million in taxes, partially due to the $4.9 million of excise taxes on excess pension plan assets as discussed above. These increases were partially offset by a $14.1 million decrease in professional service and consulting fees, including decreases in merger-related and integration costs and costs related to digital transformation initiatives.

Income from Operations
Income from operations was $1.2 billion for 2024 compared to $1.4 billion for 2023. The decrease of 13.0%, reflects a decrease in sales due to volume declines, and higher SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $364.9 million for 2024 compared to $389.3 million for 2023. The decrease of $24.4 million, or 6.3%, primarily reflects lower borrowings, the redemption of the 2025 Notes in the second quarter of 2024, and a decrease in variable interest rates.
Other (Income) Expense, net
Other non-operating income totaled $92.7 million for 2024 compared to expense of $25.1 million for 2023. In 2024, we completed the divestiture of our WIS business and recognized a gain from the sale of $122.2 million. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $25.5 million for 2024 compared to a net loss of $22.9 million for 2023. Adjusted for the gain on the divestiture of our WIS business, a $3.6 million loss on termination of a business arrangement, and $2.5 million of pension settlement cost related to the final settlement of the Anixter Inc. Pension Plan, other non-operating expense was $23.4 million for 2024. Other non-operating expense for 2023 includes net pension settlement cost of $2.8 million primarily related to the partial settlement of the Anixter Inc. Pension Plan, partially offset by pension settlement gains related to other plans. Adjusted for this amount, other non-operating expense was $22.3 million for 2023.
Income Taxes
The provision for income taxes was $231.6 million for 2024 compared to $225.9 million for 2023, resulting in effective tax rates of 24.4% and 22.8%, respectively. The higher effective tax rate is primarily due to a valuation allowance being recorded against certain deferred tax assets in the current year.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $660.2 million and $13.05, respectively, for 2024 compared to $708.1 million and $13.54, respectively, for 2023. Adjusted for digital transformation costs, the loss on abandonment of assets, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of a business arrangement, pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $618.6 million and $12.23, respectively, for the year ended December 31, 2024. Adjusted for digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, net pension settlement cost, and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $763.6 million and $14.60, respectively, for the year ended December 31, 2023.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1.5 billion for 2024 compared to $1.7 billion for 2023. Adjusted EBITDA decreased 11.5% year-over-year. The decrease primarily reflects the $566.4 million decrease in net sales, and a $50.2 million increase in SG&A expenses, as described above, partially offset by a corresponding decrease in cost of goods sold of $435.3 million.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the year ended December 31, 2024. As further described below and in Note 16, “Business Segments” of our Notes to Consolidated Financial Statements, the performance of our operating segments is based on net sales, adjusted EBITDA, and adjusted EBITDA margin percentage. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures.

Electrical & Electronic Solutions

	Year Ended December 31,		Growth/(Decline)
	2024	2023	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$8,546.8	$8,610.3	(0.7)%	—%	(0.5)%	0.8%	(1.0)%
Adjusted EBITDA	$717.5	$727.4
Adjusted EBITDA margin %	8.4%	8.4%
EES reported net sales of $8.5 billion for 2024 compared to $8.6 billion for 2023, a decrease of 0.7%. Adjusting for the unfavorable impact from fluctuations in foreign exchange rates of 0.5% and the favorable impact from the number of workdays of 0.8%, EES organic sales for 2024 declined 1.0%, reflecting volume declines of approximately 2%, primarily as a result of a decline in the original equipment manufacturer business. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
EES reported adjusted EBITDA of $717.5 million for 2024, or 8.4% of net sales, compared to $727.4 million for 2023, or 8.4% of net sales. Adjusted EBITDA decreased $9.9 million, or 1.4% year-over-year. The decrease primarily reflects the $63.5 million decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $58.4 million.
Communications & Security Solutions

	Year Ended December 31,		Growth/(Decline)
	2024	2023	Reported Sales	Acquisitions	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$7,537.0	$7,152.2	5.4%	0.5%	(0.2)%	0.8%	4.3%
Adjusted EBITDA	$621.1	$683.8
Adjusted EBITDA margin %	8.2%	9.6%
CSS reported net sales of $7.5 billion for 2024 compared to $7.2 billion for 2023, an increase of 5.4%. Adjusting for the favorable impact from the acquisition of Ascent of 0.5%, the unfavorable impact from fluctuations in foreign exchange rates of 0.2%, and the favorable impact from the number of workdays of 0.8%, CSS organic sales for 2024 grew by 4.3%, primarily as a result of growth in the data center solutions business, partially offset by volume decline in the enterprise network infrastructure and security solutions businesses. Changes in price did not have a material impact on the year-over-year increase in CSS organic sales.
CSS reported adjusted EBITDA of $621.1 million for 2024, or 8.2% of net sales, compared to $683.8 million for 2023, or 9.6% of net sales. Adjusted EBITDA decreased $62.7 million, or 9.2% year-over-year. The decrease reflects an increase in net sales of $384.8 million, which was more than offset by an increase in cost of goods sold of $393.8 million, which is inclusive of an increase in inventory adjustments of $13.1 million and lower supplier volume rebates of approximately $4.1 million, and an increase in SG&A expenses of $55.1 million. The increase in SG&A expenses is primarily attributed to increased commissions and incentives of $13.5 million, higher salaries of $11.5 million, higher costs to operate our facilities of $5.5 million, which includes an increase in rents and the opening of a new facility, higher benefits expense of $5.4 million, and higher professional and consulting fees of $5.3 million.

Utility & Broadband Solutions

	Year Ended December 31,		Growth/(Decline)
	2024	2023	Reported	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,735.0	$6,622.7	(13.4)%	(8.9)%	(0.1)%	0.8%	(5.2)%
Adjusted EBITDA	$643.4	$739.3
Adjusted EBITDA margin %	11.2%	11.2%
UBS reported net sales of $5.7 billion for 2024 compared to $6.6 billion for 2023, a decrease of 13.4%. Adjusting for the decrease from the divestiture of the WIS business of 8.9%, the unfavorable impact of fluctuations in foreign exchange rates of 0.1%, and the favorable impact from the number of workdays of 0.8%, UBS organic sales for 2024 declined 5.2%, reflecting volume declines of approximately 7%, primarily as a result of declines in the utility and broadband businesses. The decline in volume was partially offset by the impact of changes in price, which favorably impacted organic sales by approximately 2%.
UBS reported adjusted EBITDA of $643.4 million for 2024, or 11.2% of net sales, compared to $739.3 million for 2023, or 11.2% of net sales. Adjusted EBITDA decreased $95.9 million, or 13.0% year-over-year. The decrease primarily reflects the $887.7 million decrease in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $770.7 million, which is inclusive of lower supplier volume rebates of $20.6 million. SG&A expenses decreased $21.1 million as compared to the prior year, which was primarily attributed to a decrease in commissions and incentives of $17.0 million, driven by lower sales volume and the impact of the WIS divestiture.

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2024
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$656.9	$480.9	$733.0	$(1,210.6)	$660.2
Net (loss) income attributable to noncontrolling interests	(1.1)	2.3	—	0.6	1.8
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	231.6	231.6
Interest expense, net(1)	—	—	—	364.9	364.9
Depreciation and amortization	46.8	71.5	28.5	36.4	183.2
Other expense (income), net(2)	10.5	59.8	(121.2)	(41.8)	(92.7)
Stock-based compensation expense	4.4	6.6	3.1	14.8	28.9
Digital transformation costs(3)	—	—	—	24.9	24.9
Loss on abandonment of assets(4)	—	—	—	17.8	17.8
Cloud computing arrangement amortization(5)	—	—	—	14.1	14.1
Restructuring costs(6)	—	—	—	12.1	12.1
Excise taxes on excess pension plan assets(7)	—	—	—	4.9	4.9
Adjusted EBITDA	$717.5	$621.1	$643.4	$(472.9)	$1,509.1
Adjusted EBITDA margin %	8.4%	8.2%	11.2%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Other income for the UBS segment includes the gain on the divestiture of the WIS business as disclosed in Note 5, “Acquisitions and Divestitures”.
(3) Digital transformation costs include costs associated with certain digital transformation initiatives.
(4) Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.

(5) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

(6) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(7) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company’s U.S. pension plan.

	Year Ended December 31, 2023
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$668.7	$531.1	$712.5	$(1,204.2)	$708.1
Net (loss) income attributable to noncontrolling interests	(0.5)	1.6	—	(0.5)	0.6
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(1)	—	—	—	225.9	225.9
Interest expense, net(1)	—	—	—	389.3	389.3
Depreciation and amortization	43.3	71.7	25.0	41.3	181.3
Other expense (income), net	10.1	74.2	(1.4)	(57.8)	25.1
Stock-based compensation expense(2)	5.8	5.2	3.2	31.3	45.5
Digital transformation costs(3)	—	—	—	36.1	36.1
Merger-related and integration costs(4)	—	—	—	19.3	19.3
Restructuring costs(5)	—	—	—	16.7	16.7
Adjusted EBITDA	$727.4	$683.8	$739.3	$(445.2)	$1,705.3
Adjusted EBITDA margin %	8.4%	9.6%	11.2%
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
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company’s performance and its ability to meet debt service requirements. For the year ended December 31, 2024, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, loss on abandonment of assets, cloud computing arrangement amortization, restructuring costs and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan. For the year ended December 31, 2023, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization before other non-operating expenses (income), non-cash stock-based compensation expense, digital transformation costs, merger-related and integration costs, and restructuring costs. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

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

	Year Ended December 31,
	2024	2023
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$3,306.2	$3,256.0
Digital transformation costs(1)	(24.9)	(36.1)
Loss on abandonment of assets(2)	(17.8)	—
Restructuring costs(3)	(12.1)	(16.7)
Excise taxes on excess pension plan assets(4)	(4.9)	—
Merger-related and integration costs(5)	—	(19.3)
Adjusted selling, general and administrative expenses	$3,246.5	$3,183.9

Adjusted Income from Operations:
Income from operations	$1,223.2	$1,406.4
Digital transformation costs(1)	24.9	36.1
Loss on abandonment of assets(2)	17.8	—
Restructuring costs(3)	12.1	16.7
Excise taxes on excess pension plan assets(4)	4.9	—
Merger-related and integration costs(5)	—	19.3
Accelerated trademark amortization(6)	—	1.6
Adjusted income from operations	$1,282.9	$1,480.1

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(92.7)	$25.1
Gain on divestiture	122.2	—
Loss on termination of business arrangement(7)	(3.6)	—
Pension settlement cost(8)	(2.5)	(2.8)
Adjusted other (income) expense, net	$23.4	$22.3

Adjusted Provision for Income Taxes:
Provision for income taxes	$231.6	$225.9
Income tax effect of adjustments to income from operations and other (income) expense, net(9)	(14.8)	21.0
Adjusted provision for income taxes	$216.8	$246.9
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
(4)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company’s U.S. pension plan.
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
(7)    Loss on termination of business arrangement represents the loss recognized as a result of management’s decision to terminate a business arrangement with a third party.
(8)    For the year ended December 31, 2024, pension settlement cost represents expense related to the settlement of the Company’s U.S. pension plan. For the year ended December 31, 2023, pension settlement cost represents expense related to the partial settlement of the Company’s U.S. pension plan, partially offset by pension settlement gains related to other plans.
(9)    The adjustments to income from operations and other (income) expense, net for the years ended December 31, 2024 and 2023 have been tax effected at rates of 26.2% and 27.5%, respectively.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2024	2023
(In millions, except per share data)
Adjusted income from operations	$1,282.9	$1,480.1
Interest expense, net	364.9	389.3
Adjusted other expense, net	23.4	22.3
Adjusted income before income taxes	894.6	1,068.5
Adjusted provision for income taxes	216.8	246.9
Adjusted net income	677.8	821.6
Net income attributable to noncontrolling interests	1.8	0.6
Adjusted net income attributable to WESCO International, Inc.	676.0	821.0
Preferred stock dividends	57.4	57.4
Adjusted net income attributable to common stockholders	$618.6	$763.6

Diluted shares	50.6	52.3
Adjusted earnings per diluted share	$12.23	$14.60
Note: For the year ended December 31, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, the loss on abandonment of assets, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. For the year ended December 31, 2023, SG&A expenses, income from operations, other non-operating expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, merger-related and integration costs, restructuring costs, accelerated trademark amortization expense, pension settlement cost, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of December 31, 2024, we had approximately $1.2 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $100.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $383.0 million, provided liquidity of approximately $1.7 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
As described in Note 9, “Debt” of our Notes to Consolidated Financial Statements, on March 7, 2024, Wesco Distribution issued $900 million aggregate principal amount of 2029 Notes and $850 million aggregate principal amount of 2032 Notes. We used the net proceeds from the issuance of the 2029 and 2032 Notes to redeem the $1,500 million aggregate principal amount of 2025 Notes on June 17, 2024 and for other corporate purposes.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Economic conditions contributed to increases in interest rates during 2023; however, interest rates have remained stable in 2024, and the Federal Reserve reduced its benchmark interest rate by a total of 100 basis points in the second half of 2024. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
At December 31, 2024, approximately 60% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at returning capital to shareholders through our existing share repurchase authorization, the payment of dividends, debt reduction, digital transformation initiatives, potential acquisitions and related integration activities, and/or the redemption of Series A Preferred Stock. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.

We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of December 31, 2024.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.9x as of December 31, 2024 and 2.8x as of December 31, 2023.
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve months ended
	December 31, 2024	December 31, 2023
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$660.2	$708.1
Net income attributable to noncontrolling interests	1.8	0.6
Preferred stock dividends	57.4	57.4
Provision for income taxes	231.6	225.9
Interest expense, net	364.9	389.3
Depreciation and amortization	183.2	181.3
EBITDA	$1,499.1	$1,562.6
Other (income) expense, net	(92.7)	25.1
Stock-based compensation expense	28.9	45.5
Merger-related and integration costs(1)	—	19.3
Restructuring costs(2)	12.1	16.7
Digital transformation costs(3)	24.9	36.1
Excise taxes on excess pension plan assets(4)	4.9	—
Loss on abandonment of assets(5)	17.8	—
Cloud computing arrangement amortization(6)	14.1	—
Adjusted EBITDA	$1,509.1	$1,705.3

	As of
	December 31, 2024	December 31, 2023
Short-term debt and current portion of long-term debt, net	$19.5	$8.6
Long-term debt, net	5,045.5	5,313.1
Debt discount and debt issuance costs(7)	47.2	43.0
Fair value adjustments to the Anixter Senior Notes(7)	(0.1)	(0.1)
Total debt	5,112.1	5,364.6
Less: Cash and cash equivalents	702.6	524.1
Total debt, net of cash	$4,409.5	$4,840.5

Financial leverage ratio	2.9	2.8
(1)    Merger-related and integration costs include integration and professional fees associated with the integration of Wesco and Anixter, as well as advisory, legal, and separation costs associated with the merger between the two companies.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Digital transformation costs include costs associated with certain digital transformation initiatives, which have historically been included in merger-related and integration costs in prior years.
(4)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company’s U.S. pension plan.
(5)    Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.

(6)    Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(7)    Debt is presented in the Consolidated Balance Sheets net of debt discount and debt issuance costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt discount, debt issuance costs and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as the trailing twelve months EBITDA before other non-operating expense (income), non-cash stock-based compensation expense, merger-related and integration costs, restructuring costs, digital transformation costs, excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan, loss on abandonment of assets, and cloud computing arrangement amortization.
The undistributed earnings of our foreign subsidiaries amounted to approximately $2,107.7 million at December 31, 2024. Most of these earnings have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income (“GILTI”) tax regime imposed by the Tax Cuts and Jobs Act of 2017. We have elected to pay the transition tax in installments over an eight year period, which ends in 2026. As of December 31, 2024, our remaining liability for the transition tax was $37.7 million. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We estimate that additional taxes of approximately $69.4 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2024, based upon the laws in effect on that date. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of December 31, 2024, we had $525.0 million outstanding on the Revolving Credit Facility and $1,450.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $9.5 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of December 31, 2024, we had $0.6 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of December 31, 2024, see Note 9, “Debt” of our Notes to Consolidated Financial Statements.
An analysis of cash flows for 2024 and 2023 follows:
Operating Activities
Net cash provided by operating activities for 2024 totaled $1,101.2 million, compared to $493.2 million of cash generated in 2023. Net cash provided by operating activities for 2024 included net income of $719.4 million and non-cash adjustments to net income totaling $105.6 million, which primarily comprised depreciation and amortization, stock-based compensation expense, a loss on abandonment of assets, amortization of debt discount and debt issuance costs, and cloud computing arrangement amortization, partially offset by a gain resulting from the divestiture of our WIS business, as described in Note 5, “Acquisitions and Divestitures” and deferred income taxes.
Other sources of cash in 2024 included an increase in accounts payable of $329.5 million primarily due to the timing of inventory purchases and payment to suppliers, an increase in other current and noncurrent liabilities of $93.3 million, primarily due to increases in federal income taxes payable, accrued interest payable, and operating lease liabilities, and an increase of $62.7 million in accrued payroll and benefits costs, driven by an increase in accrued salaries and wages and the reversion of excess pension plan assets from the settlement of the U.S. pension plan, partially offset by contributions to other pension plans. Primary uses of cash in 2024 included an increase in other current and noncurrent assets of $142.6 million primarily due to increases in capitalized costs associated with developing cloud computing arrangements, supplier prepayments, and contract assets, an increase in trade accounts receivable of $50.7 million due to the timing of receipts from customers, and an increase in inventories of $18.0 million.
Net cash provided by operating activities for 2023 totaled $493.2 million. Net cash provided by operating activities for 2023 included net income of $766.1 million and non-cash adjustments to net income totaling $235.8 million, which primarily comprised depreciation and amortization, stock-based compensation expense, and amortization of debt discount and debt issuance costs, partially offset by deferred income taxes.

Other sources of cash in 2023 included a decrease in trade accounts receivable of $52.2 million due to the timing of receipts from customers and a decrease in net sales in the fourth quarter of 2023 compared to the fourth quarter of the prior year. Primary uses of cash in 2023 included a decrease in accounts payable of $319.7 million primarily due to a reduction in inventory purchases in the fourth quarter, a decrease in accrued payroll and benefit costs of $92.3 million resulting primarily from the payment of management incentive compensation earned in 2022, partially offset by the accrual of management incentive compensation earned in 2023. Net operating cash flow was also negatively impacted by $68.4 million from an increase in inventories. Inventories grew at a slower rate than sales, as supply chain lead times normalized. Uses of cash in 2023 also included an increase in other current and noncurrent assets of $60.6 million primarily due to an increase in capitalized costs associated with developing cloud computing arrangements to support our digital transformation initiatives, as well as a decrease in other current and noncurrent liabilities of $23.5 million.
Investing Activities
Net cash provided by investing activities in 2024 was $40.4 million compared to $89.6 million used in investing activities in 2023. Included in 2024 were $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $221.3 million paid to acquire Ascent, entroCIM, IES, net of cash acquired, as well as capital expenditures of $94.7 million compared to $92.3 million in 2023. Capital expenditures in 2024 and 2023 primarily comprised internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of distribution centers, fulfillment centers, and sales offices.
Financing Activities
Net cash used in financing activities in 2024 was $928.3 million, compared to $403.9 million in 2023. During 2024, financing activities primarily comprised the redemption of our $1,500 million aggregate principal amount of 2025 Notes, proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $428.0 million related to our Revolving Credit Facility, net repayments of $100.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. Financing activities for 2024 also included $425.0 million of common stock repurchases, $81.5 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $30.9 million of payments for taxes related to the exercise and vesting of stock-based awards.
During 2023, financing activities primarily comprised net repayments of $70.3 million related to our Revolving Credit Facility and the repayment of our $58.6 million aggregate principal amount of 5.50% Anixter Senior Notes due 2023, partially offset by net borrowings of $15.0 million related to our Receivables Facility. Financing activities for 2023 also included $76.6 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, $75.0 million of common stock repurchases, $68.3 million of payments for taxes related to the exercise and vesting of stock-based awards, and net repayments on our various international lines of credit of approximately $6.0 million.
The following table summarizes our material cash requirements from known contractual and other obligations at December 31, 2024, including interest, and the expected effect on our liquidity and cash flow in future periods:

	2025	2026 to 2027	2028 to 2029	2030 - After	Total
(In millions)
Debt, excluding debt discount and debt issuance costs	$19.5	$2,001.4	$2,238.1	$853.1	$5,112.1
Interest on indebtedness(1)	319.8	557.4	233.8	127.0	1,238.0
Non-cancelable operating leases	205.2	328.4	199.9	161.7	895.2
Transition tax installments	24.0	13.7	—	—	37.7
Defined benefit pension plans(2)	7.1	—	—	—	7.1
Total	$575.6	$2,900.9	$2,671.8	$1,141.8	$7,290.1
(1)    Interest on variable rate debt was calculated using the rates and balances outstanding at December 31, 2024.
(2)    As disclosed in Note 13, “Employee Benefit Plans” of our Notes to Consolidated Financial Statements, the majority of our various defined benefit pension plans are non-contributory and, with the exception of Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in the plans. Our policy is to fund these plans as required by local statutory law. We currently estimate that we will contribute $7.1 million to our foreign pension plans in 2025. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2025.

In addition to the cash requirements disclosed in the table above, we expect future uses of cash to include working capital requirements, capital expenditures, investments in our digital capabilities, dividend payments to holders of our common stock and Series A Preferred Stock, benefit payments to participants in our deferred compensation plan, and other organic opportunities. Future uses of cash could also include acquisitions of businesses and the repurchase of common or preferred stock. We expect to spend approximately $120 million in 2025 on capital expenditures for information technology investments and to support our global network of distribution centers, fulfillment centers, and sales offices.
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
Liabilities related to unrecognized tax benefits, including interest and penalties, of $141.0 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters have historically been affected by a reduced level of activity primarily due to the impact of weather on projects. Sales typically increase beginning in March, with slight fluctuations per month through October. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
Recent Accounting Standards
See Note 2, “Accounting Policies” of our Notes to Consolidated Financial Statements for a description of recently adopted and recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risks
In 2024, approximately 26% of our sales were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), certain countries in the European Union (euro), the United Kingdom (British pound), Mexico (peso), and Australia (Australian dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (peso), Brazil (real), Chile (peso), Colombia (peso), Egypt (pound), Mexico (peso), and Turkey (lira). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
We purchase foreign currency forward contracts to reduce the effect of fluctuating foreign currency-denominated accounts on our reported earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2024 and 2023, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $345.7 million and $168.4 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $33.0 million and $16.8 million loss in 2024 and 2023, respectively. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.
Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2024, approximately 60% of our debt portfolio comprises fixed rate debt. As our 6.00% Anixter Senior Notes due 2025, 7.250% Senior Notes due 2028, 6.375% Senior Notes due 2029, and 6.625% Senior Notes due 2032 were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, “Fair Value of Financial Instruments” of our Notes to Consolidated Financial Statements.

Floating Rate Borrowings: Our variable rate borrowings comprise the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2024 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the Receivables Facility funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate. Otherwise, at the option of the borrower, borrowings under these facilities bear interest at either the 30-day Secured Overnight Financing Rate-based (“SOFR”) rate or the daily resetting SOFR rate. A 100 basis point rise or decline in interest rates would result in an increase or decrease to interest expense of $20.3 million under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Ascent, LLC from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Ascent, LLC from our audit of internal control over financial reporting. Ascent, LLC is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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
Revenue Recognition - Product Revenue
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net sales were $21,818.8 million for the year ended December 31, 2024, of which the majority relates to product revenue. The Company’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a Company facility or directly from a supplier.
The principal consideration for our determination that performing procedures relating to revenue recognition for product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for product revenue. These procedures also included, among others (i) evaluating certain product revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating certain product revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts or detailed listing of accounts receivable; and (iii) confirming, on a sample basis, outstanding customer invoice balances and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 14, 2025

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2024	2023
	(In millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$702.6	$524.1
Trade accounts receivable, net of allowance for expected credit losses of $55.0 and $55.9 in 2024 and 2023, respectively	3,454.4	3,639.5
Other accounts receivable	416.3	430.5
Inventories	3,501.7	3,572.1
Prepaid expenses and other current assets	276.4	225.4
Total current assets	8,351.4	8,391.6
Property, buildings and equipment, net	442.9	423.6
Operating lease assets	735.1	761.2
Intangible assets, net	1,835.9	1,857.6
Goodwill	3,280.1	3,262.3
Deferred income taxes	41.9	42.3
Other assets	374.1	322.3
Total assets	$15,061.4	$15,060.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,670.6	$2,431.5
Accrued payroll and benefit costs	242.3	191.7
Short-term debt and current portion of long-term debt	19.5	8.6
Other current liabilities	871.6	756.6
Total current liabilities	3,804.0	3,388.4
Long-term debt, net of debt discount and debt issuance costs of $47.2 and $43.0 in 2024 and 2023, respectively	5,045.5	5,313.1
Operating lease liabilities	614.8	641.7
Deferred income taxes	415.6	451.9
Other noncurrent liabilities	216.0	233.9
Total liabilities	$10,095.9	$10,029.0
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2024 and 2023, respectively	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,627,398 and 69,278,677 shares issued and 48,790,595 and 50,897,122 shares outstanding in 2024 and 2023, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2024 and 2023, respectively	—	—
Additional capital	2,051.6	2,037.1
Retained earnings	4,960.7	4,391.7
Treasury stock, at cost; 25,176,234 and 22,720,986 shares in 2024 and 2023, respectively	(1,495.1)	(1,060.4)
Accumulated other comprehensive loss	(547.2)	(332.0)
Total WESCO International, Inc. stockholders’ equity	4,970.7	5,037.1
Noncontrolling interests	(5.2)	(5.2)
Total stockholders’ equity	4,965.5	5,031.9
Total liabilities and stockholders’ equity	$15,061.4	$15,060.9
    The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Net sales	$21,818.8	$22,385.2	$21,420.1
Cost of goods sold (excluding depreciation and amortization)	17,106.2	17,541.5	16,758.8
Selling, general and administrative expenses	3,306.2	3,256.0	3,044.2
Depreciation and amortization	183.2	181.3	179.0
Income from operations	1,223.2	1,406.4	1,438.1
Interest expense, net	364.9	389.3	294.4
Other (income) expense, net	(92.7)	25.1	7.0
Income before income taxes	951.0	992.0	1,136.7
Provision for income taxes	231.6	225.9	274.5
Net income	719.4	766.1	862.1
Less: Net income attributable to noncontrolling interests	1.8	0.6	1.7
Net income attributable to WESCO International, Inc.	717.6	765.5	860.5
Less: Preferred stock dividends	57.4	57.4	57.4
Net income attributable to common stockholders	$660.2	$708.1	$803.1

Earnings per share attributable to common stockholders
Basic	$13.26	$13.86	$15.83
Diluted	$13.05	$13.54	$15.33

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(228.7)	57.1	(127.0)
Post-retirement benefit plan adjustments, net of tax	13.5	(11.3)	(14.7)
Other comprehensive (loss) income	(215.2)	45.8	(141.7)
Comprehensive income	504.2	811.9	720.4
Less: Comprehensive income attributable to noncontrolling interests	1.8	0.6	1.7
Less: Preferred stock dividends	57.4	57.4	57.4
Comprehensive income attributable to common stockholders	$445.0	$753.9	$661.3
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

												Accumulated Other
			Class B		Series A			Retained				Comprehensive
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling	Income
(In millions, except shares)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests	(Loss)	Total
Balance, December 31, 2021	$0.7	68,162,297	$—	4,339,431	$—	21,612	$1,969.3	$3,004.7	$(956.2)	(22,026,922)	$(6.3)	$(236.0)	$3,776.2
Exercise of stock-based awards	—	569,112					—		(1.9)	(1,229)			(1.9)
Stock-based compensation expense							46.4						46.4
Repurchases of common stock									(11.1)	(87,502)			(11.1)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(195,705)					(10.1)	(12.9)					(23.0)
Noncontrolling interests											1.7		1.7
Net income attributable to Wesco								860.5					860.5
Preferred stock dividends								(57.4)					(57.4)
Translation adjustments and other							(0.2)	0.1	—			(127.0)	(127.1)
Benefit plan adjustments, net of tax effect of $3.4 million												(14.7)	(14.7)
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.2)	(22,115,653)	$(4.7)	$(377.8)	$4,449.6
Exercise of stock-based awards	—	1,054,608					0.4		(16.2)	(100,998)			(15.8)
Stock-based compensation expense							48.1						48.1
Repurchases of common stock									(75.0)	(504,335)			(75.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(311,635)					(16.9)	(35.1)					(52.0)
Noncontrolling interests											0.6		0.6
Net income attributable to Wesco								765.5					765.5
Common stock dividends								(76.6)					(76.6)
Preferred stock dividends								(57.4)					(57.4)
Dividends to noncontrolling interests											(1.1)		(1.1)
Translation adjustments and other							0.1	0.3				57.1	57.5
Benefit plan adjustments, net of tax effect of $7.4 million												(11.3)	(11.3)
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	509,140					0.6		(6.0)	(30,760)			(5.4)
Stock-based compensation expense							28.9						28.9
Repurchases of common stock, including excise taxes of $3.8 million									(428.8)	(2,424,488)			(428.8)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(160,419)					(15.1)	(9.8)					(24.9)
Noncontrolling interests											1.8		1.8
Net income attributable to Wesco								717.6					717.6
Common stock dividends								(81.5)					(81.5)
Preferred stock dividends								(57.4)					(57.4)
Dividends to noncontrolling interests											(1.8)		(1.8)
Translation adjustments and other							0.1	0.1	0.1			(228.7)	(228.4)
Benefit plan adjustments, net of tax effect of $5.7 million												13.5	13.5
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating Activities:
Net income	$719.4	$766.1	$862.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183.2	181.3	179.0
Stock-based compensation expense	28.9	48.1	46.4
Amortization of debt discount and debt issuance costs	15.6	14.8	15.2
Gain on divestiture	(122.2)	—	—
Loss on abandonment of assets	17.8	—	—
Other operating activities, net	22.2	(0.5)	3.7
Deferred income taxes	(39.9)	(7.9)	(1.2)
Changes in assets and liabilities:
Trade accounts receivable, net	(50.7)	52.2	(690.6)
Other accounts receivable	2.0	3.6	(54.8)
Inventories	(18.0)	(68.4)	(817.0)
Other current and noncurrent assets	(142.6)	(60.6)	(153.2)
Accounts payable	329.5	(319.7)	552.9
Accrued payroll and benefit costs	62.7	(92.3)	(63.1)
Other current and noncurrent liabilities	93.3	(23.5)	131.6
Net cash provided by operating activities	1,101.2	493.2	11.0
Investing Activities:
Capital expenditures	(94.7)	(92.3)	(99.4)
Acquisition payments, net of cash acquired	(221.3)	—	(186.8)
Proceeds from divestiture, net of cash transferred	354.9	—	—
Other investing activities, net	1.5	2.7	2.6
Net cash provided by (used in) investing activities	40.4	(89.6)	(283.6)
Financing Activities:
Proceeds from short-term debt	4.3	17.1	19.5
Repayments of short-term debt	(4.1)	(22.7)	(19.5)
Proceeds from issuance of long-term debt	6,775.0	3,290.2	4,470.0
Repayments of long-term debt	(7,053.5)	(3,404.6)	(3,772.3)
Debt issuance costs	(26.6)	—	—
Payments for taxes related to net-share settlement of equity awards	(30.9)	(68.3)	(25.8)
Repurchases of common stock	(425.0)	(75.0)	(11.1)
Payment of common stock dividends	(81.5)	(76.6)	—
Payment of preferred stock dividends	(57.4)	(57.4)	(57.4)
Other financing activities, net	(28.6)	(6.6)	(19.5)
Net cash (used in) provided by financing activities	(928.3)	(403.9)	584.0
Effect of exchange rate changes on cash and cash equivalents	(34.8)	(2.9)	3.3
Net change in cash and cash equivalents	178.5	(3.2)	314.8
Cash and cash equivalents at the beginning of period	524.1	527.3	212.6
Cash and cash equivalents at the end of period	$702.6	$524.1	$527.3
Supplemental disclosures:
Cash paid for interest	$331.2	$386.8	$272.4
Cash paid for taxes	$253.3	$207.9	$292.9
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
The Company has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”). The Company’s operating segments are described further in Note 16, “Business Segments”.
2. ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Wesco International and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In 2023 we changed our presentation in tables from thousands to millions. Certain amounts as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 in the consolidated financial statements and associated notes may not foot or recalculate due to rounding.
Reclassifications
The Consolidated Statements of Cash Flows and the reconciliation between the federal statutory income tax rate and the effective tax rate in Note 11, “Income Taxes” for the years ended December 31, 2023 and 2022 include certain reclassifications to previously reported amounts to conform to the current period’s presentation. The table of deferred tax assets and liabilities in Note 11, “Income Taxes” for the year ended December 31, 2023 also includes certain reclassifications to previously reported amounts to conform to the current period’s presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities, the effective tax rates, or totals of the deferred tax assets and liabilities for those years.
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
Revenue Recognition
Wesco’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration Wesco expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a Wesco facility or directly from a supplier. However, transfer may occur at a later date depending on the agreed upon terms, such as delivery at the customer’s designated location, or based on consignment terms. For products that ship directly from suppliers to customers, Wesco generally acts as the principal in the transaction and recognizes revenue on a gross basis. When providing services, sales are generally recognized over time as control transfers to the customer, which occurs as services are rendered. Wesco generally satisfies its performance obligations within a year or less.
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
Supplier Volume Rebates
Wesco receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to Wesco based on forecasted purchases and the rebate provisions of the various supplier contracts. The Company’s volume rebate arrangements with suppliers are generally for the period of January 1 through December 31. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $210.0 million at

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2024 and $233.1 million at December 31, 2023. Supplier volume rebate income as a percentage of net sales was 1.3% in 2024, 1.4% in 2023 and 1.6% in 2022.
Supplier Finance Programs
The Company has supplier finance programs that are administered by intermediaries. Under these arrangements, participating suppliers may elect to receive early payment of invoices that have been confirmed by the Company, less an interest deduction or fees paid by the supplier, which is paid to the supplier by third-party finance providers. Wesco agrees to pay the stated amount of confirmed invoices in full on the original due date of the invoices, which is typically within 45 to 180 days of the invoice date, regardless of whether the supplier elects to receive early payment from the third-party finance providers. The Company does not provide assets pledged as security or other forms of guarantees to the finance providers or intermediaries under these arrangements. During the fourth quarter of 2024, the Company finalized the termination of one of its supplier finance programs and settled all obligations under the program. As of December 31, 2024 and 2023, the amounts due to suppliers that participate in the Company’s supplier finance programs were approximately $12.4 million and $32.6 million, respectively, which are included in accounts payable in the Consolidated Balance Sheets.
The following table sets forth the rollforward of outstanding obligations confirmed as valid under the Company’s supplier finance programs for the year ended December 31, 2024:

(In millions)	2024
Confirmed obligations outstanding at the beginning of the year	$32.6
Invoices confirmed during the year	106.0
Confirmed invoices paid during the year	(126.2)
Confirmed obligations outstanding at the end of the year	$12.4
Cash and Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents in the Consolidated Balance Sheets include $19.7 million and $21.9 million as of December 31, 2024 and 2023, respectively, that is restricted from use to fund operations.
Allowance for Expected Credit Losses
Wesco recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting period. Wesco estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $55.0 million and $55.9 million at December 31, 2024 and 2023, respectively. The total amount recorded as selling, general and administrative expense related to credit losses was $18.7 million, $18.6 million and $18.0 million for 2024, 2023 and 2022, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or net realizable value. Cost is determined principally under the average cost method. Wesco reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in a prescribed number of months. The carrying value of inventories reflect reductions for excess and obsolescence of $131.3 million and $113.4 million at December 31, 2024 and 2023, respectively. The total expense related to excess and obsolete inventories, which is included in cost of goods sold, was $66.0 million, $63.1 million and $43.2 million for 2024, 2023 and 2022, respectively.
Property, Buildings and Equipment
Property, buildings and equipment are recorded at cost. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over either their respective lease terms or their estimated lives, whichever is shorter. Estimated useful lives typically range from five to forty years for buildings and leasehold improvements and three to eight years for furniture, fixtures and equipment.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

who devote time to the internal-use computer software project, as well as interest costs. Internal-use computer software is amortized using the straight-line method over its estimated useful life, typically three to seven years.
Expenditures for new facilities and improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property or other long-lived assets are retired, abandoned, or otherwise disposed, the cost and the related accumulated depreciation are removed from the accounts and any resulting gains or losses are recorded and reported as selling, general and administrative expenses.
Of Wesco’s $442.9 million net book value of property, buildings and equipment as of December 31, 2024, $183.1 million consists of land, buildings and leasehold improvements that are geographically dispersed among Wesco’s more than 700 sites, including distribution centers, fulfillment centers, and sales offices, mitigating the risk of impairment. Wesco assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include, among others, technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset (asset group), an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.
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
Operating lease assets and liabilities are recognized at the commencement date based on the present value of the future minimum lease payments. Certain leases contain rent escalation clauses that are either fixed or adjusted periodically for inflation or market rates and such clauses are factored into the Company’s determination of lease payments. Wesco also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable expense when incurred. The operating lease asset includes advance payments and excludes incentives and initial direct costs incurred.
The Company’s arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased automobiles and trucks. Wesco accounts for these non-lease components separately from the associated lease components. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease, or terminate early. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For most of Wesco’s leases, the discount rate implicit in the lease is not readily determinable. Accordingly, the Company uses its incremental borrowing rate on a secured basis based on the information available at the lease commencement date to discount lease payments to the present value.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or more frequently if triggering events occur, indicating that their carrying value may not be recoverable. Wesco tests for goodwill impairment on a reporting unit level. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value as a basis for determining whether it is necessary to perform quantitative impairment tests. If performing a qualitative assessment, the Company assesses factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant events such as changes in key personnel, changes in the composition or carrying amount of the net assets of a reporting unit, and changes in share price, among others, to determine whether it is more likely than not that the fair value of Wesco’s reporting units are less than their carrying values. If the qualitative assessment indicates that the fair values of the Company’s reporting units or indefinite-lived intangible assets may not exceed their respective carrying values, or if the Company elects to bypass the optional qualitative assessments, then Wesco performs quantitative tests for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible asset to its carrying value. The Company determines the fair values of its reporting units using a discounted cash flow analysis and consideration of market multiples. The discounted cash flow analysis uses certain assumptions, including projected revenues and expected operating margins supported by a combination of historical results, current forecasts, market data and recent economic events, which are categorized within Level 3 of the fair value hierarchy. The Company uses a discount rate that reflects market participants’ cost of capital. The Company evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information. The relief-from-royalty method uses certain assumptions including projected revenues, discount rates, royalty rates, and applicable income tax rates. At December 31, 2024 and 2023, goodwill and indefinite-lived intangible assets totaled $4.1 billion.
The determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around projected revenues, future expected operating margins and discount rate. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible assets impairment tests will prove to be an accurate prediction of future results.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over five to twenty years. Certain customer relationships are amortized using an accelerated method whereas all other definite-lived intangible assets subject to amortization use a straight-line method. In either case, the amortization method reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Wesco continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of definite-lived intangible assets require revision or that the remaining carrying value of such assets may not be recoverable.
Cloud Computing Arrangements
The Company capitalizes costs associated with implementing its various cloud computing arrangements, which are amortized using the straight-line method over the estimated useful life, typically three to seven years. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, were $257.8 million and $195.4 million as of December 31, 2024 and 2023, respectively, and the related accumulated amortization was $29.6 million and $15.5 million, respectively. Amortization expense related to cloud computing arrangements totaled $14.1 million, $9.2 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the second quarter of 2024, management determined that a third-party developed operations management software product would be abandoned in favor of an application that better suits the Company’s operations and the Company recognized a $17.8 million loss on abandonment of assets, which is recorded as a component of selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.
Insurance Programs
Wesco uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where Wesco must pay all costs up to the deductible amount. Wesco estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $33.4 million and $28.1 million at December 31, 2024 and 2023, respectively.

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
The Tax Cuts and Jobs Act of 2017 (the “TCJA”) imposed a one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”). Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, the Company continues to assert that the undistributed earnings of its foreign subsidiaries are indefinitely reinvested. To the extent the earnings of the Company’s foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. The Company believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without incurring any material tax cost to repatriate cash held by its foreign subsidiaries.
The provisions of the TCJA also introduced U.S. taxation on certain global intangible low-taxed income (“GILTI”). Wesco has elected to account for GILTI tax as a component of income tax expense.
Foreign Currency
The functional currency for most of the Company’s operations outside the U.S. is generally the applicable local currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at an exchange rate that approximates the average for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period. The Company may re-evaluate the functional currencies of certain operations outside the U.S. if there are significant changes to operations that indicate that a change in functional currency may be necessary.
Defined Benefit Pension Plans
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). Unrealized gains and losses related to the Company’s defined benefit pension obligations are recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from plan amendments, curtailments, and settlements are recognized as a component of other non-operating income and expenses (“other expense (income), net”) in the period of the remeasurement.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other (Income) Expense, net
Other non-operating income and expenses (“other (income) expense, net”) primarily includes the non-service cost components of net periodic pension cost (benefit), foreign exchange gains and losses, and periodic, non-operating transactions. For the year ended December 31, 2024, these periodic, non-operating transactions included the divestiture of the Wesco Integrated Supply (“WIS”) business, which resulted in a gain from the sale of $122.2 million, described further in Note 5, “Acquisitions and Divestitures”.
Recently Adopted and Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the first quarter of 2023, except for the amendment on rollforward information, which the Company adopted in the fourth quarter of 2024. The adoption of this ASU resulted in additional disclosure of the Company’s supplier finance programs.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in this ASU are effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2024. The adoption of this ASU resulted in additional required disclosures, including the disclosure of certain expenses at the reportable segment level, described further in Note 16, “Business Segments”.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The amendments in this ASU should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
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
The following tables disaggregate Wesco’s net sales by segment and geography for the periods presented:

	Year Ended December 31,
(In millions)	2024	2023	2022
Electrical & Electronic Solutions	$8,546.8	$8,610.3	$8,823.3
Communications & Security Solutions	7,537.0	7,152.2	6,401.5
Utility & Broadband Solutions	5,735.0	6,622.7	6,195.3
Total by segment	$21,818.8	$22,385.2	$21,420.1

	Year Ended December 31,
(In millions)	2024	2023	2022
United States	$16,189.8	$16,609.1	$15,857.3
Canada	2,940.1	2,968.2	3,021.4
Other International(1)	2,688.9	2,807.9	2,541.4
Total by geography(2)	$21,818.8	$22,385.2	$21,420.1
(1)    No individual country’s net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is usually recognized within a year or less from the date of the advance billing or payment receipt. At December 31, 2024 and 2023, $141.8 million and $111.9 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets. The Company recognized $76.9 million and $74.0 million of revenue during the years ended December 31, 2024 and 2023, respectively, that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively. The amount of revenue recognized during 2022 that was deferred as of December 31, 2021 was not material.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue for the years ended December 31, 2024, 2023 and 2022 by approximately $436.2 million, $427.8 million and $417.1 million, respectively. As of December 31, 2024 and 2023, the Company’s estimated product return obligation was $41.0 million and $41.3 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $303.3 million, $306.8 million and $302.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, bank overdrafts, outstanding indebtedness, foreign currency forward contracts, and benefit plan assets. The fair value of the Company’s benefit plan assets is disclosed in Note 13, “Employee Benefit Plans” and except for outstanding indebtedness and foreign currency forward contracts, the carrying value of the Company’s remaining financial instruments approximates fair value.

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
The carrying value of Wesco’s debt instruments with fixed interest rates was $3,074.9 million and $2,823.7 million as of December 31, 2024 and 2023, respectively. The estimated fair value of this debt was $3,127.3 million and $2,880.3 million as of December 31, 2024 and 2023, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of December 31, 2024 and 2023.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At December 31, 2024 and 2023, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2024 and 2023, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $345.7 million and $168.4 million, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
5. ACQUISITIONS AND DIVESTITURES
Ascent, LLC
On December 5, 2024, through its wholly-owned subsidiary Anixter Inc., the Company acquired 100% of the equity securities of Ascent, LLC (“Ascent”). Headquartered in St. Louis, Missouri, Ascent is a provider of data center facility management services with over 300 employees in the U.S. and Canada. Ascent’s expertise in engineering and design-build consultation services, in addition to daily site operations, extends the Company’s suite of capabilities and solutions that serve the entire lifecycle of the data center. The Company funded the purchase price paid at closing with cash on hand as well as borrowings under its revolving credit facility.
The total preliminary estimated fair value of consideration transferred for the acquisition of Ascent consisted of the following:

(In millions)
Purchase price	$185.0
Adjustments to purchase price	(3.3)
Total cash consideration	181.7
Seller expenses paid by Wesco	5.1
Total purchase consideration	$186.8
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$186.8
Less: Cash acquired	(7.2)
Cash paid for acquisition, net of cash acquired	$179.6

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with the excess allocated to goodwill. The Company identified a customer relationship intangible asset and estimated its fair value using an income valuation method. The excess purchase consideration recorded as goodwill is not deductible for income tax purposes, and has been assigned to the Company’s CSS reportable segment. The resulting goodwill is primarily attributable to Ascent’s workforce and expertise in engineering and design-build consultation services.
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
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Ascent:

Assets	(In millions)
Cash and cash equivalents	$7.2
Trade accounts receivable	51.8
Intangible asset(1)	58.0
Goodwill	118.2
Other current and noncurrent assets	26.5
Total assets	$261.7

Liabilities
Accounts payable	$20.9
Accrued payroll and benefit costs	7.8
Other current and noncurrent liabilities	46.2
Total liabilities	$74.9

Fair value of net assets acquired, including goodwill and intangible asset	$186.8
(1)    Consists of a customer relationship intangible asset with an estimated useful life of 15 years.
Independent Electric Supply Inc.
Effective July 1, 2024, the Company acquired 100% of the equity securities of Independent Electric Supply Inc. (“IES”), a full-line electrical distributor headquartered in Ontario, Canada. The total fair value of consideration for the acquisition of IES of $13.2 million includes total cash consideration of $11.6 million, net of cash acquired, paid at closing with cash on hand, and contingent consideration not to exceed $2.9 million. The assets acquired included a customer relationship intangible asset with an estimated fair value of $5.9 million.
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which own and operate the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, paid at closing with cash on hand, and contingent consideration not to exceed $8.0 million, with an estimated fair value of $6.4 million, recorded in current and noncurrent liabilities in the Consolidated Balance Sheet as of December 31, 2024. The preliminary purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, which primarily comprised a developed software intangible asset with an estimated fair value of $8.0 million based on an income valuation method, with the excess of $29.0 million allocated to goodwill in the Company’s CSS reportable segment.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Wesco Integrated Supply (“WIS”) Divestiture
On April 1, 2024, Wesco Distribution, Inc. (“Wesco Distribution”) completed the sale of its WIS business for a base purchase price of $350.0 million. Adjusted for net working capital, closing cash, and closing indebtedness purchase price adjustments, the divestiture was completed for total consideration of $354.9 million. The WIS business, located primarily in the U.S. and Canada, was part of the UBS reportable segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The Company recognized a gain from the sale of $122.2 million, which is recorded as a component of other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024. Upon closing, Wesco Distribution entered into certain Transition Services Agreements (“TSAs”) under which Wesco Distribution agreed to provide transition services to the purchaser for approximately nine months. Revenues associated with these TSAs are not material.
The sale of the WIS business did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore does not meet the criteria to be classified as discontinued operations.
Rahi Systems Holdings, Inc.
On November 1, 2022, the Company acquired 100% of the equity securities of Rahi Systems Holdings, Inc. (“Rahi Systems” or “Rahi”). The total fair value of consideration for the acquisition of Rahi of $255.4 million included cash paid of $186.8 million, net of $68.6 million of cash acquired.
6. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the periods presented:

	EES	CSS	UBS	Total
(In millions)
Balance as of December 31, 2022	$825.5	$1,208.9	$1,206.5	$3,240.9
Adjustments to goodwill for acquisitions	—	0.9	—	0.9
Foreign currency exchange rate changes	12.6	1.8	6.1	20.5
Balance as of December 31, 2023	$838.1	$1,211.6	$1,212.6	$3,262.3
Adjustments to goodwill for acquisitions	4.7	147.2	—	151.9
Adjustment to goodwill for divestiture	—	—	(58.1)	(58.1)
Foreign currency exchange rate changes	(43.5)	(11.8)	(20.7)	(76.0)
Balance as of December 31, 2024	$799.3	$1,347.0	$1,133.8	$3,280.1
The components of intangible assets are as follows:

		December 31, 2024			December 31, 2023
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In millions)
Intangible assets:
Trademarks	Indefinite	$789.7	$—	$789.7	$793.0	$—	$793.0
Customer relationships	10 - 20	1,502.4	(476.4)	1,026.0	1,519.9	(464.4)	1,055.5
Distribution agreements	15 and 19	29.2	(27.7)	1.5	29.2	(26.0)	3.2
Trademarks	5 and 12	15.5	(11.7)	3.8	15.5	(9.6)	5.9
Software	7	16.0	(1.1)	14.9	—	—	—
		$2,352.8	$(516.9)	$1,835.9	$2,357.6	$(500.0)	$1,857.6
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $86.1 million, $88.6 million and $92.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2025	$88.7
2026	83.5
2027	80.6
2028	79.0
2029	77.9
Thereafter	636.5
Total	$1,046.2
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2024 by comparing the fair values of its reporting units and indefinite-lived intangible assets to their carrying values in an elective quantitative test. As a result of these assessments, the Company determined that the fair values of its reporting units and indefinite-lived intangible assets continue to exceed their respective carrying amounts.
7. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2024	2023
	(In millions)
Buildings and leasehold improvements	$246.9	$202.6
Furniture, fixtures and equipment	404.4	359.9
Software costs	316.5	292.6
	967.8	855.1
Accumulated depreciation and amortization	(554.1)	(502.5)
	413.7	352.6
Land	25.3	25.0
Construction in progress	3.9	46.0
Property, buildings and equipment, net	$442.9	$423.6
Depreciation expense was $66.8 million, $56.3 million and $47.8 million, and capitalized software amortization was $30.3 million, $36.4 million and $38.3 million, in 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, unamortized software costs were $88.9 million and $78.2 million, respectively. Furniture, fixtures and equipment include finance leases of $85.4 million and $51.9 million and related accumulated depreciation of $27.6 million and $19.9 million as of December 31, 2024 and 2023, respectively.
8. LEASES
Wesco leases substantially all of its real estate, as well as automobiles, trucks, information technology hardware, and other equipment under lease arrangements classified as operating.
The Company’s finance leases, which are recorded in the Consolidated Balance Sheets as a component of property, buildings and equipment, current portion of long-term debt and long-term debt, are not material to the consolidated financial statements and notes thereto. Accordingly, finance leases have not been disclosed herein.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth supplemental balance sheet information related to operating leases for the periods presented:

	As of December 31,
(In millions)	2024	2023
Operating lease assets	$735.1	$761.2

Current operating lease liabilities(1)	169.5	156.7
Noncurrent operating lease liabilities	614.8	641.7
Total operating lease liabilities	$784.3	$798.4
(1)    Current operating lease liabilities are recorded as a component of other current liabilities in the Consolidated Balance Sheets.

The following table sets forth the Company’s total lease cost, which is recorded as a component of selling, general and administrative expenses, for the periods presented:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost	$223.6	$197.0	$175.8
Short-term lease cost	6.9	8.9	4.8
Variable lease cost	60.3	53.2	45.7
Total lease cost	$290.8	$259.1	$226.4
Variable lease cost consists of the non-lease components described in Note 2, “Accounting Policies”, as well as taxes and insurance for Wesco’s leased real estate.
The following table sets forth supplemental cash flow information related to operating leases for the periods presented:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating cash flows from operating leases	$212.7	$174.5	$171.7
Right-of-use assets obtained in exchange for new operating lease liabilities	205.5	296.9	267.1
As of December 31, 2024 and 2023, the weighted-average remaining lease term for operating leases was approximately 6 years. The weighted-average discount rate used to measure operating leases was 4.7% and 4.3% as of December 31, 2024 and 2023, respectively.
The following table sets forth the maturities of the Company’s operating lease liabilities and reconciles the respective undiscounted payments to the total operating lease liabilities in the Consolidated Balance Sheet as of December 31, 2024:

(In millions)
2025	$205.2
2026	178.5
2027	149.9
2028	116.0
2029	83.9
Thereafter	161.7
Total undiscounted operating lease payments	895.2
Less: imputed interest	(110.9)
Total operating lease liabilities	$784.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Operating lease payments include $10.3 million related to options to extend real estate lease terms that are reasonably certain of being exercised. As of December 31, 2024, the Company has additional leases related to facilities that have not yet commenced totaling $117.6 million. These operating leases, which are not recorded in the Consolidated Balance Sheet as of December 31, 2024, will commence in 2025 with lease terms of 1 to 10 years.
9. DEBT
The following table sets forth Wesco’s outstanding indebtedness:

	As of December 31,
	2024	2023
	(In millions)
International lines of credit	$0.6	$1.0
Accounts Receivable Securitization Facility	1,450.0	1,550.0
Revolving Credit Facility	525.0	953.0
6.00% Anixter Senior Notes due 2025	4.2	4.2
7.125% Senior Notes due 2025	—	1,500.0
7.250% Senior Notes due 2028, less debt discount of $4.4 and $5.6 in 2024 and 2023, respectively	1,320.6	1,319.4
6.375% Senior Notes due 2029	900.0	—
6.625% Senior Notes due 2032	850.0	—
Finance lease obligations	57.3	31.4
Total debt	5,107.7	5,359.0
Plus: Fair value adjustments to the Anixter Senior Notes	0.1	0.1
Less: Unamortized debt issuance costs	(42.8)	(37.4)
Less: Short-term debt and current portion of long-term debt	(19.5)	(8.6)
Total long-term debt	$5,045.5	$5,313.1
International Lines of Credit
Certain foreign subsidiaries of Wesco have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $0.6 million and $9.5 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under the Company’s revolving credit facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The average interest rate for these facilities was 1.75% and 0.85% at December 31, 2024 and 2023, respectively.
Accounts Receivable Securitization Facility
Wesco Distribution has an accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Fifth Amended and Restated Receivables Purchase Agreement (the “Receivables Purchase Agreement”), by and among WESCO Receivables Corp. (“Wesco Receivables”), Wesco Distribution, the various purchaser groups from time to time party thereto and PNC Bank, National Association, as Administrator, dated as of June 22, 2020. The Receivables Purchase Agreement amended and restated the receivables purchase agreement entered into on September 24, 2015 (the “Prior Receivables Purchase Agreement”). Borrowings under the Receivables Facility funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate. Otherwise, borrowings bear interest at the option of the borrower, either at the 30-day Secured Overnight Financing Rate-based (“SOFR”) rate or the daily resetting SOFR rate, plus applicable spreads.
As of December 31, 2024, the Receivables Facility has a purchase limit of $1,550 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit up to an aggregate commitment of $1,850 million, subject to customary conditions, and a maturity date of March 1, 2027. The Receivables Facility has a weighted average interest rate spread of 1.05% and a commitment fee of 0.45%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2024 and 2023, accounts receivable eligible for securitization totaled $1,976.3 million and $2,146.9 million, respectively. The Consolidated Balance Sheets as of December 31, 2024 and 2023 include $1,450.0 million and $1,550.0 million, respectively, of senior undivided interests in accounts receivable balances sold to third parties, as well as borrowings for equal amounts. At December 31, 2024, the interest rate for this facility was approximately 5.39%.
Under the Receivables Facility, Wesco Distribution sells, on a continuous basis, an undivided interest in all domestic accounts receivable to Wesco Receivables, a wholly-owned special purpose entity (the “SPE”). The SPE sells, without recourse, a senior undivided interest in the receivables to financial institutions for cash while maintaining a subordinated undivided interest in the receivables, in the form of overcollateralization. Since Wesco maintains control of the transferred receivables, the transfers do not qualify for “sale” treatment. As a result, the transferred receivables remain on the Company’s balance sheet, and Wesco recognizes the related secured borrowing. Wesco has agreed to continue servicing the receivables for the third-party conduits and financial institutions at market rates; accordingly, no servicing asset or liability has been recorded.
On March 8, 2024, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of an Eighth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Eighth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator. The Eighth Receivables Amendment modified the Receivables Purchase Agreement originally entered into on June 22, 2020. The Eighth Receivables Amendment, among other things, (i) reduced the purchase limit under the Receivables Facility from $1,625 million to $1,550 million, (ii) increased the capacity to request increases in the purchase limit under the Receivables Facility from $125 million to $300 million, (iii) extended the termination date of the Receivables Facility to March 1, 2027, (iv) added a commercial paper funding option for any conduit purchaser funding its investment through issuances of notes, and (v) modified the drawn spread applicable to investments. No other material terms were changed.
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
As of December 31, 2024, the Revolving Credit Facility has revolving commitments of $1,725 million, a letter of credit sub-facility of up to $175 million, an accordion feature allowing Wesco Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $450 million in the aggregate, subject to customary conditions, and a sub-facility for loans denominated in Canadian dollars of $625 million. The Revolving Credit Facility has a maturity date of March 1, 2027 and permits the Company to declare and pay an aggregate amount of common stock dividends of up to $115 million per year or higher under certain conditions. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.00% to 1.50% for SOFR-based borrowings and from 0.00% to 0.50% for prime rate-based borrowings. At December 31, 2024, the interest rate for this facility was approximately 5.75%.
During 2024, Wesco borrowed $3,411.0 million under the Revolving Credit Facility and made repayments in the aggregate amount of $3,839.0 million. During 2023, aggregate borrowings and repayments under the Revolving Credit Facility were $2,997.2 million and $3,067.5 million, respectively. Wesco had $1,170.4 million available under the Revolving Credit Facility at December 31, 2024, after giving effect to outstanding letters of credit and certain borrowings under the Company’s international lines of credit, as compared to $736.0 million available under the Revolving Credit Facility at December 31, 2023, after giving effect to outstanding letters of credit and certain borrowings under the Company’s international lines of credit.
On March 6, 2024, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of a Sixth Amendment to Fourth Amended and Restated Credit Agreement (the “Sixth Revolver Amendment”). The Sixth Revolver Amendment amended the Revolving Credit Agreement to, among other things, modify the Canadian interest rate options and increase certain negative covenant baskets. No other material terms were changed.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
5.50% Senior Notes due 2023
6.00% Senior Notes due 2025
On April 30, 2020, in connection with the merger with Anixter, Wesco Distribution commenced offers to purchase for cash (each, a “Wesco Tender Offer” and, together the “Wesco Tender Offers”) any and all of Anixter Inc.’s outstanding (i) $350.0 million aggregate principal amount of 5.50% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”) and (ii) $250.0 million aggregate principal amount of 6.00% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the “Anixter Senior Notes”). The Anixter 2023 Senior Notes matured on March 1, 2023, on which date Wesco Distribution repaid the $58.6 million aggregate principal amount of its Anixter 2023 Senior Notes plus accrued interest up to, but not including, the maturity date. The repayment was funded with borrowings under the Company’s Revolving Credit Facility and had no impact on the Company’s results of operations. The Anixter 2025 Senior Notes will mature on December 1, 2025.
7.125% Senior Notes due 2025
7.250% Senior Notes due 2028
On June 12, 2020, Wesco Distribution issued $1,500 million aggregate principal amount of 7.125% Senior Notes due 2025 (the “2025 Notes”) and $1,325 million aggregate principal amount of 7.250% Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “2025 and 2028 Notes”). The 2025 Notes were issued at a price of 100% of the aggregate principal amount. The 2028 Notes were issued at a price of 99.244% of the aggregate principal amount. Wesco incurred costs related to the issuance of the 2025 Notes and 2028 Notes totaling $33.1 million and $29.3 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective lives of the notes.
The 2025 and 2028 Notes were issued pursuant to, and are governed by, an indenture (the “2025 and 2028 Notes Indenture”), dated as of June 12, 2020, between the Company, Wesco Distribution and U.S. Bank National Association, as trustee (the “Trustee”). The 2025 and 2028 Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”) and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.
The Company used the net proceeds from the issuance of the 2025 and 2028 Notes, together with borrowings under its Revolving Credit Facility and Receivables Facility and existing cash on hand, to finance the merger with Anixter and the other transactions contemplated by the Agreement and Plan of Merger dated January 10, 2020 (the “Merger Agreement”). The use of proceeds included (i) paying the cash portion of the consideration to stockholders of Anixter, (ii) refinancing certain existing indebtedness of Anixter contemplated by the Merger Agreement, including financing the satisfaction and discharge, defeasance, redemption or other repayment in full of the 5.125% Senior Notes due 2021 of Anixter Inc., a wholly-owned subsidiary of Anixter, and financing payments in connection with the Anixter Consent Solicitations and Wesco Tender Offers, as described above, (iii) refinancing other indebtedness of the Company, and (iv) paying fees, costs and expenses in connection with the foregoing.
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
The 2028 Notes are unsecured and unsubordinated obligations of Wesco Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2028 Notes accrue interest at a rate of 7.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Notes will mature on June 15, 2028. Between June 15, 2024 and June 14, 2025, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 102.417% of the principal amount. Between June 15, 2025 and June 14, 2026, Wesco Distribution may redeem all or a part of

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

the 2028 Notes at a redemption price equal to 101.208% of the principal amount. On and after June 15, 2026, Wesco Distribution may redeem all or a part of the 2028 Notes at a redemption price equal to 100% of the principal amount.
On May 20, 2024, Wesco Distribution exercised its right to redeem the entire outstanding $1,500 million aggregate principal amount of the 2025 Notes, and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee under the 2025 Notes Indenture, issued a notice of redemption to registered holders of the 2025 Notes.
On June 17, 2024, Wesco Distribution redeemed the $1,500 million aggregate principal amount of the 2025 Notes at a redemption price equal to 100% of the principal amount plus accrued interest up to, but not including, June 15, 2024. The redemption of the 2025 Notes was funded through the issuance of the 6.375% Senior Notes due 2029 (the “2029 Notes”) and the 6.625% Senior Notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “2029 and 2032 Notes”) as described below. The Company recognized a non-cash loss of $6.8 million from the redemption of the 2025 Notes resulting from the write-off of unamortized debt issuance costs, which is recorded as a component of interest expense, net in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.
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
The 2029 and 2032 Notes were issued pursuant to, and are governed by, an indenture (the “2029 and 2032 Notes Indenture”), dated as of March 7, 2024, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2029 and 2032 Notes and related guarantees were issued in a private transaction exempt from the Securities Act. The Company used the net proceeds from the issuance of the 2029 and 2032 Notes to redeem the 2025 Notes on June 17, 2024 and for other corporate purposes.
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
Debt Issuance Costs
Wesco capitalizes certain costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2024 and 2023, unamortized debt issuance costs of $42.8 million and $37.4 million were recorded in the Consolidated Balance Sheets, respectively.

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
The 2025 and 2028 Notes Indenture and the 2029 and 2032 Notes Indenture (the “Indentures”) contain certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions or sell certain assets or merge or consolidate with or into other companies, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2028 Notes or the 2029 and 2032 Notes receiving investment grade credit ratings.
The Indentures contain certain events of default, including, among other things, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indentures will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the applicable series of the then-outstanding Notes to accelerate or, in certain cases, will automatically cause the acceleration of the amounts due under the applicable series of Notes.
Wesco was in compliance with all financial covenants contained in its debt agreements as of December 31, 2024.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2024:

(In millions)
2025	$19.5
2026	14.2
2027	1,987.2
2028	1,333.5
2029	904.6
Thereafter	853.1
Total payments on debt	5,112.1
Debt discount	(4.4)
Total debt	$5,107.7

10. STOCKHOLDERS' EQUITY
Preferred Stock
There are 20 million shares of preferred stock authorized at a par value of $0.01 per share; there are no shares issued or outstanding. The Company’s Board of Directors has the authority, without further action by the stockholders, to issue all authorized preferred shares in one or more series and to fix the number of shares, designations, voting powers, preferences, optional and other special rights and the restrictions or qualifications thereof. The rights, preferences, privileges and powers of each series of preferred stock may differ with respect to dividend rates, liquidation values, voting rights, conversion rights, redemption provisions and other matters.
Series A Preferred Stock
The Company’s Board of Directors authorized 25,000 shares of fixed-rate reset cumulative perpetual preferred stock, Series A, with a liquidation preference of $25,000 per whole preferred share and a par value of $0.01 per share (the “Series A Preferred Stock”). Depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, are registered under the Securities Act. The Company has issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Holders of shares of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative cash dividends at an initial rate of 10.625% per annum of the $25,000 liquidation preference per share. On June 22, 2025, and every five-year period thereafter, the dividend rate on the Series A Preferred Stock resets and will be equal to the Five-year U.S. Treasury Rate plus a spread of 10.325%.
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
Certain of the Company’s credit agreements place limits on the Company’s ability to declare or pay dividends and repurchase common stock. These restrictions are based on availability, as defined in the respective credit agreements, as well as Wesco’s compliance with certain fixed charge coverage tests. At December 31, 2024 and 2023, no dividends had been declared that remained unpaid and, therefore, no retained earnings were reserved for dividend payments.
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
During the year ended December 31, 2024, the Company entered into spot repurchase transactions through brokers to purchase 2,424,488 shares of its common stock in the open market for cash totaling $428.8 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the year ended December 31, 2023, the Company entered into spot repurchase transactions through a broker to purchase 504,335 shares of its common stock totaling $75.0 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility. During the year ended December 31, 2022, the Company entered into entered into spot repurchase transactions through a broker to purchase 87,502 shares of its common stock in the open market for cash totaling $11.1 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility. These repurchases were made within the limits described above.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. During the years ended December 31, 2024 and 2023, the Board of Directors declared and the Company paid quarterly cash dividends totaling $81.5 million and $76.6 million, respectively, to common stockholders.
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount per share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
May 30, 2024	June 14, 2024	June 28, 2024	$0.413	$20.3	million
August 29, 2024	September 13, 2024	September 30, 2024	$0.413	$20.2	million
December 2, 2024	December 13, 2024	December 31, 2024	$0.413	$20.1	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount per share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2	million
June 1, 2023	June 15, 2023	June 30, 2023	$0.375	$19.2	million
August 31, 2023	September 15, 2023	September 29, 2023	$0.375	$19.1	million
November 30, 2023	December 15, 2023	December 29, 2023	$0.375	$19.1	million
During the years ended December 31, 2024, 2023 and 2022, the Company’s Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $57.4 million each year.
11. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2024	2023	2022
		(In millions)
United States	$713.7	$739.4	$859.4
Foreign	237.3	252.6	277.3
Income before income taxes	$951.0	$992.0	$1,136.7

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
		(In millions)
Current income taxes:
Federal	$150.2	$124.8	$166.1
State	41.5	34.6	43.0
Foreign	79.8	74.4	66.7
Total current income taxes	271.5	233.8	275.8
Deferred income taxes:
Federal	(22.8)	(1.0)	(7.5)
State	(5.0)	2.7	0.7
Foreign	(12.1)	(9.6)	5.6
Total deferred income taxes	(39.9)	(7.9)	(1.2)
Provision for income taxes	$231.6	$225.9	$274.5

The following table sets forth the reconciliation between the federal statutory income tax rate and the effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.9	3.0	3.1
Tax effect of intercompany financing	(1.0)	(0.9)	(1.2)
Change in valuation allowance	1.0	(0.9)	(0.9)
Tax effect of foreign income	1.0	1.1	1.6
Other	(0.5)	(0.5)	0.6
Effective tax rate	24.4%	22.8%	24.2%
The corporate alternative minimum tax (“CAMT”) was enacted as part of the Inflation Reduction Act of 2022. The CAMT imposes a minimum tax of 15% on the adjusted financial statement income (“AFSI”) of certain corporations with average annual AFSI over a three-year period in excess of $1 billion, so-called “applicable corporations”. CAMT is effective for tax years beginning after December 31, 2022. The Company was not subject to CAMT for the years ended December 31, 2024 and 2023, respectively, and does not expect to be subject to it for the year ended December 31, 2025.
The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2,107.7 million as of December 31, 2024. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Wesco has elected to pay the transition tax in installments over an eight year period ending in 2026. As of December 31, 2024, the Company’s remaining liability for the transition tax was $37.7 million, which is recorded as components of other current and noncurrent liabilities in the Consolidated Balance Sheet. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested. The distribution of earnings by Wesco’s foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. The Company estimates that additional taxes of approximately $69.4 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2024, based upon the laws in effect on that date. The Company believes that it is able to maintain sufficient liquidity for its domestic operations and commitments without repatriating cash from Wesco’s foreign subsidiaries.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2024		2023
		(In millions)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$22.4	$—	$23.3	$—
Inventories	50.7	—	45.9	—
Depreciation of property, buildings and equipment	—	20.9	—	41.0
Operating leases	210.1	200.3	201.8	192.0
Amortization of intangible assets	—	545.9	—	564.5
Employee benefits	27.8	—	21.5	—
Stock-based compensation	8.8	—	11.2	—
Disallowed business interest expense	4.8	—	2.2	—
Net operating loss carryforwards	35.6	—	36.7	—
Foreign tax credit carryforwards	41.0	—	41.1	—
Other	33.2	8.4	38.0	10.3
Deferred income taxes before valuation allowance	434.4	775.5	421.7	807.8
Valuation allowance	(32.6)	—	(23.5)	—
Total deferred income taxes	$401.8	$775.5	$398.2	$807.8
Wesco had deferred tax assets of $31.7 million and $31.4 million as of December 31, 2024 and 2023, respectively, related to foreign net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2026 through 2043, while some may be carried forward indefinitely. The Company has determined that certain foreign net operating loss carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $19.5 million and $12.9 million against deferred tax assets related to certain foreign net operating loss carryforwards as of December 31, 2024 and 2023, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $6.6 million and $6.1 million as of December 31, 2024 and 2023, respectively, related to other future deductible temporary differences. The Company has recorded a full valuation allowance against these amounts as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, Wesco had deferred tax assets of $3.9 million and $3.0 million, respectively, related to state net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2025 through 2043, while some may be carried forward indefinitely. The Company has determined that certain state net operating loss carryforwards will not be realized. Accordingly, the Company has recorded a valuation allowance of $0.9 million and $1.0 million against deferred tax assets related to certain state net operating loss carryforwards as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, Wesco had deferred tax assets of $4.8 million and $2.2 million, respectively, in certain foreign and state jurisdictions related to disallowed business interest expense. The carryforward period for disallowed business interest expense is indefinite. The Company has determined that disallowed business interest expense carryforwards for certain jurisdictions will not be realized. Accordingly, the Company has recorded a valuation allowance of $0.8 million and $0.5 million against deferred tax assets related to disallowed business interest expense carryforwards in these jurisdictions as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, Wesco had deferred tax assets of $41.0 million and $41.1 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2027 through 2034. The Company has determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $4.8 million and $2.9 million against these deferred tax assets as of December 31, 2024 and 2023, respectively. Wesco’s ability to realize its deferred tax assets related to foreign tax credit carryforwards may be impacted by U.S. tax legislation, our ability to generate sufficient foreign source taxable income, and tax planning strategies that the Company may implement. The impact of these items, if any, on Wesco’s assessment of the realizability of these deferred tax assets will be recorded as a discrete item in the period in which the Company’s assessment changes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

United States — Federal	2021 and forward
United States — Material States	2017 and forward
Canada	2012 and forward
UK	2019 and forward
Australia	2018 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2024	2023	2022
	(In millions)
Beginning balance January 1	$121.3	$109.3	$107.3
Additions for current year tax positions	20.5	29.2	14.4
Additions for prior year tax positions	9.1	6.6	0.9
Additions for acquired tax positions	—	0.9	5.5
Reductions for prior year tax positions	(2.2)	(6.7)	(1.8)
Settlements	—	(2.5)	—
Lapse in statute of limitations	(13.0)	(15.8)	(14.5)
Foreign currency exchange rate changes	(4.5)	0.3	(2.6)
Ending balance December 31	$131.2	$121.3	$109.3
The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 were $36.8 million, $40.1 million, and $40.6 million, respectively. Within the next twelve months, the amount of unrecognized tax benefits is expected to decrease by $8.7 million due to the expiration of statutes of limitation. Such change would result in a $4.0 million reduction in income tax expense.
The Company classifies interest related to unrecognized tax benefits as a component of interest expense, net in the Consolidated Statements of Income and Comprehensive Income. The Company recognized net interest income on unrecognized tax benefits of $1.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized net interest expense on unrecognized tax benefits of $2.3 million for the year ended December 31, 2022. As of December 31, 2024 and 2023, Wesco had a liability of $7.7 million and $8.9 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense for the years ended December 31, 2024 , 2023 and 2022 were immaterial. As of December 31, 2024 and 2023, Wesco had a liability of $3.7 million and $4.7 million, respectively, for penalties related to unrecognized tax benefits.
In October 2021, one of the Company’s Mexican affiliates received a tax assessment from the Mexican tax authorities in the amount of approximately $26.0 million related to its 2012 income tax return. This amount, updated for adjustments required under Mexican law, was approximately $28.5 million as of December 31, 2024. The Company believes the assessment is without merit and has filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice. The Company expects to prevail in this litigation and, accordingly, has not recognized a liability for this assessment in its consolidated financial statements.
In July 2022, one of the Company’s Canadian affiliates received tax assessments from the Canada Revenue Agency (“CRA”) totaling approximately $11.0 million, including tax and interest, related to its 2012 through 2014 income tax returns. The Company’s Canadian affiliate also received a related penalty assessment of approximately $2.7 million in May 2023. The assessments totaled approximately $18.0 million in the aggregate, including additional interest updated through December 31, 2024. The Company believes these assessments are without merit and has appealed to the Tax Court of Canada. The Company expects to prevail in the courts and, therefore, has not recognized a liability for these assessments in its consolidated financial statements. The CRA continues to audit the 2015 through 2019 tax years of Wesco’s Canadian affiliates and the Company expects to eventually receive similar assessments for these tax years.

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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
(In millions, except per share data)
Net income attributable to WESCO International, Inc.	$717.6	$765.5	$860.5
Less: Preferred stock dividends	57.4	57.4	57.4
Net income attributable to common stockholders	$660.2	$708.1	$803.1
Weighted-average common shares outstanding used in computing basic earnings per share	49.8	51.1	50.7
Common shares issuable upon exercise of dilutive equity awards	0.8	1.2	1.7
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	50.6	52.3	52.4
Earnings per share attributable to common stockholders
Basic	$13.26	$13.86	$15.83
Diluted	$13.05	$13.54	$15.33
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the years ended December 31, 2024, 2023, and 2022, there were approximately 0.2 million, 0.2 million, and 0.1 million antidilutive stock-based awards, respectively.
13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
Wesco Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees (the “WESCO Distribution, Inc. Retirement Savings Plan”), which provides employer matching contributions. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. Prior to January 1, 2022, the Company could also make, subject to the Board of Directors’ approval, a discretionary contribution to the WESCO Distribution, Inc. Retirement Savings Plan if certain predetermined profit levels were attained. The amendments to the WESCO Distribution, Inc. Retirement Savings described below eliminated the discretionary employer contributions.
Anixter Inc. sponsored a defined contribution plan that covered all of its non-union U.S. employees (the “Anixter Inc. Employee Savings Plan”). Effective January 1, 2022, the Anixter Inc. Employee Savings Plan was merged with and into the WESCO Distribution, Inc. Retirement Savings Plan (the “U.S. Defined Contribution Plan Merger”). In connection with the U.S. Defined Contribution Plan Merger, the WESCO Distribution, Inc. Retirement Savings plan was amended to change the employer matching contribution from an amount equal to 50% of participants’ total contributions up to 6% of eligible compensation to an amount equal to 100% of a participant’s eligible elective deferrals up to 3% of the participant’s eligible compensation and 50% of the next 4% of eligible compensation, and to eliminate the discretionary employer contributions.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering the current full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain requirements for continuous service, earnings and minimum hours of employment (the “Wesco Canadian Defined Contribution Plan”).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Anixter Canada Inc. sponsored a defined contribution plan for certain employees of Anixter Canada Inc. and Anixter Power Solutions Canada Inc. (the “Anixter Canadian Defined Contribution Plan”). Effective January 1, 2022, the Anixter Canadian Defined Contribution Plan was merged with and into an amended Wesco Canadian Defined Contribution Plan. The amended Wesco Canadian Defined Contribution Plan provides a core employer contribution of 3% of a participant’s eligible compensation, plus a matching contribution equal to 50% of a participant’s elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%). The amended Wesco Canadian Defined Contribution Plan also requires employees of EECOL Electric Corp. hired on or after January 1, 2022 to join this defined contribution plan, and permits enrollment for those not participating in the defined benefit plan described below.
Wesco incurred charges of $74.4 million, $73.4 million, and $58.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, for all defined contribution plans.
Deferred Compensation Plans
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of December 31, 2024 and 2023, the Company’s obligation under the Wesco Deferred Compensation Plan was $32.5 million and $27.4 million, respectively, which is included in other noncurrent liabilities in the Consolidated Balance Sheet.
Defined Benefit Plans
Wesco sponsors a contributory defined benefit plan covering substantially all Canadian employees of EECOL Electric Corp., a wholly-owned subsidiary of the Company (the “EECOL Plan”). The EECOL Plan provides retirement benefits based on earnings and credited service, and participants contribute 2% of their earnings to the EECOL Plan. Participants become 100% vested after two years of continuous service or, if earlier, at the participant’s normal retirement age.
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
Anixter Inc. sponsored the Anixter Inc. Pension Plan (the “Domestic Plan”), which was closed to entrants first hired or rehired on or after July 1, 2015, and sponsors various defined benefit pension plans covering employees of foreign subsidiaries in Canada and Europe (together with the EECOL Plan and the EECOL SERP, the “Foreign Plans”). The majority of the Company’s defined benefit pension plans are non-contributory, and with the exception of the U.S. and Canada, cover substantially all full-time employees in their respective countries. Retirement benefits are provided based on compensation as defined in each of the plan agreements.
The Anixter Inc. Pension Plan was funded as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Service. With the exception of the EECOL SERP, which is an unfunded plan, the Foreign Plans are funded as required by applicable foreign laws.
During 2021, the Company adopted certain plan amendments to: (i) freeze the benefits provided under the Anixter Inc. Pension Plan effective December 31, 2021, (ii) close participation in the EECOL Plan effective December 31, 2021, and (iii) freeze the benefit accruals under the Pension Plan for Employees of Anixter Canada Inc., the EECOL Plan and the EECOL SERP effective December 31, 2023.
During 2022, the Company terminated the Anixter Inc. Pension Plan effective December 31, 2022. Accordingly, certain estimates that reflect the pending settlement of this plan were incorporated into the assumptions used to measure the respective projected benefit obligation as of December 31, 2023. As the Anixter Inc. Pension Plan had previously been frozen, its termination did not result in any curtailment gain or loss for the years ended December 31, 2023 or 2022. The benefit obligation associated with this plan was partially settled during 2023 by making lump sum cash payments to participants totaling $110.9 million and the Company recognized settlement cost of $4.7 million.
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The final settlement of the Anixter Inc. Pension Plan triggered a remeasurement of the related plan benefit obligations and assets as of February 29, 2024. The net effect of the plan remeasurement was a reduction of $33.6 million to the net funded status of the plan, which represented an excess plan asset reversion, and was accounted for as a negative employer contribution. During the year ended December 31, 2024, the Company used $8.9 million of the excess pension plan assets to fund certain of the Company’s matching contributions to the defined contribution plan in the U.S. During the fourth quarter of 2024, the remaining assets of $24.6 million were transferred to the Company in cash, $13.5 million of which was used to fund employer contributions to the defined benefit plan in the U.K. Additionally, the Company incurred excise taxes of $4.9 million resulting from the excess plan asset reversion, which are recorded as a component of selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income during the year ended December 31, 2024 and are included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2024.
During the year ended December 31, 2024, the Company recognized settlement costs of $2.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plan		Foreign Plans		Total
(In millions)	2024	2023	2024	2023	2024	2023
Change in Projected Benefit Obligation
Beginning balance	$147.5	$253.5	$309.1	$267.3	$456.6	$520.8
Service cost	—	—	1.9	4.7	1.9	4.7
Interest cost	1.1	10.4	13.1	12.9	14.2	23.3
Participant contributions	—	—	0.1	1.0	0.1	1.0
Actuarial (gain) loss, including assumption changes	(4.0)	2.6	(20.1)	29.5	(24.1)	32.1
Benefits paid from plan assets	(5.8)	(8.1)	(11.6)	(11.7)	(17.4)	(19.8)
Benefits paid from Company assets	—	—	(0.4)	(0.5)	(0.4)	(0.5)
Curtailment	—	—	(0.2)	—	(0.2)	—
Settlement	(138.8)	(110.9)	(0.8)	(4.2)	(139.6)	(115.1)
Foreign currency exchange rate changes	—	—	(17.0)	10.1	(17.0)	10.1
Ending balance	$—	$147.5	$274.1	$309.1	$274.1	$456.6

Change in Plan Assets at Fair Value
Beginning balance	$178.1	$285.1	$295.7	$267.6	$473.8	$552.7
Actual return on plan assets	(2.8)	12.0	9.6	24.1	6.8	36.1
Participant contributions	—	—	0.1	1.0	0.1	1.0
Employer contributions (reversion)	(33.6)	—	20.0	10.2	(13.6)	10.2
Benefits paid	(5.8)	(8.1)	(12.0)	(12.2)	(17.8)	(20.3)
Settlement	(138.8)	(110.9)	(0.8)	(4.2)	(139.6)	(115.1)
Foreign currency exchange rate changes and other	2.9	—	(18.1)	9.2	(15.2)	9.2
Ending balance	$—	$178.1	$294.5	$295.7	$294.5	$473.8

Funded Status	$—	$30.6	$20.4	$(13.4)	$20.4	$17.2

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$—	$30.6	$30.8	$18.0	$30.8	$48.6
Other current liabilities	—	—	(0.4)	(0.4)	(0.4)	(0.4)
Other noncurrent liabilities	—	—	(10.0)	(31.0)	(10.0)	(31.0)
Net amount recognized	$—	$30.6	$20.4	$(13.4)	$20.4	$17.2

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	n/a	4.5%	4.8%	4.4%	4.8%	4.4%
Rate of compensation increase	n/a	n/a	3.2%	3.3%	3.2%	3.3%
The measurement date for all plans is December 31st. Accordingly, at the end of each year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the measurement date. This rate was estimated at the end of 2024 and 2023 using a yield curve based on corporate bond data, which the Company concluded was consistent with observable market conditions and industry standards for developing spot rate curves.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company had seven plans at December 31, 2024 and nine plans at December 31, 2023 for which the projected benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate projected benefit obligation was $31.5 million and $215.0 million, respectively, and the aggregate fair value of plan assets was $21.1 million and $183.8 million, respectively.
At December 31, 2024, the Company had no remaining accumulated benefit obligation for the Domestic Plan and an accumulated benefit obligation of $268.1 million for the Foreign Plans. At December 31, 2023 the Company’s accumulated benefit obligation was $147.5 million and $302.5 million for the Domestic and Foreign Plans, respectively. The Company had six plans at December 31, 2024 and nine plans at December 31, 2023 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate accumulated benefit obligation was $15.3 million and $208.6 million, respectively, and the aggregate fair value of plan assets was $7.4 million and $183.8 million, respectively.
The following tables set forth the components of net periodic pension cost (benefit) for the Company’s defined benefit plans:

	Domestic Plan			Foreign Plans			Total
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$—	$—	$1.9	$4.7	$8.3	$1.9	$4.7	$8.3
Interest cost	1.1	10.4	8.7	13.1	12.9	9.5	14.2	23.3	18.2
Expected return on plan assets	(0.3)	(9.6)	(14.4)	(13.7)	(14.0)	(17.6)	(14.0)	(23.6)	(32.0)
Recognized actuarial loss	—	—	—	(0.5)	(2.3)	(0.9)	(0.5)	(2.3)	(0.9)
Curtailment	—	—	—	(0.2)	—	—	(0.2)	—	—
Settlement	2.5	4.7	—	(0.4)	(1.9)	(0.1)	2.1	2.8	(0.1)
Net periodic pension cost (benefit)	$3.3	$5.5	$(5.7)	$0.2	$(0.6)	$(0.8)	$3.5	$4.9	$(6.5)
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net costs of $1.6 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and net benefits of $14.8 million for the year ended December 31, 2022, are presented as components of other non-operating (income) expense (“other (income) expense, net”).
The following weighted-average actuarial assumptions were used to determine net periodic pension cost (benefit):

	Domestic Plan			Foreign Plans			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	4.5%	4.4%	2.9%	4.4%	4.8%	2.4%	4.4%	4.6%	2.6%
Expected return on plan assets	4.5%	4.8%	4.3%	5.1%	5.5%	5.0%	4.8%	5.1%	4.6%
Rate of compensation increase	n/a	n/a	n/a	3.3%	3.4%	3.4%	3.3%	3.4%	3.4%
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historical plan asset returns combined with current market conditions to estimate the rate of return.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of 1.8% in 2024. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive (income) loss.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In millions)	2024	2023
Changes to Balance:
Beginning balance, before tax effect	$(22.5)	$(40.6)
Prior service credit recognized in current year due to curtailment	0.1	—
Net actuarial (gain) loss arising in current year	(17.0)	19.6
Recognized actuarial loss	0.5	2.3
Curtailment	0.2	—
Settlement	(2.1)	(2.8)
Foreign currency exchange rate changes and other	(0.7)	(1.0)
Ending balance, before tax effect	$(41.5)	$(22.5)

	As of December 31,
(In millions)	2024	2023
Components of Balance:
Prior service credit	$(0.1)	$(0.2)
Net actuarial gain	(41.4)	(22.3)
Ending balance, before tax effect	(41.5)	(22.5)
Tax effect	8.5	2.8
Ending balance, after tax effect	$(33.0)	$(19.7)
The following benefit payments, which reflect expected future service, are expected to be paid as follows for the Foreign Plans:

For the year ending December 31,	(In millions)
2025	$10.3
2026	10.8
2027	11.1
2028	14.6
2029	15.1
2030 to 2034	89.0
The Company expects to contribute approximately $7.1 million to its Foreign Plans in 2025.
The assets of the various defined benefit plans are held in separate independent trusts and managed by independent third-party advisors. The investment objective for the defined benefit plans is to ensure an adequate level of assets is available to fund the benefits owed to employees and their beneficiaries when they become payable. In meeting this objective, the Company seeks to achieve a level of absolute investment return consistent with a prudent level of portfolio risk. The Company’s risk preference is to refrain from exposing the plans to higher volatility in pursuit of potential higher returns.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The asset mixes and the asset allocation guidelines for the Domestic Plan and Foreign Plans are summarized as follows:

	Foreign Plans
		Allocation Guidelines
	December 31, 2024	Min	Target	Max
Equities	17.6%	—%	19%	44%
Debt securities:
Domestic treasuries	0.7	—	1	—
Corporate bonds	3.3	1	3	25
Pooled investment funds and other	66.8	37	66	92
Total debt securities	70.8		70
Property/real estate	3.7	—	3	9
Insurance products	7.3	7	7	7
Other	0.6	—	1	8
	100.0%		100%

	Domestic Plan
		Allocation Guidelines
	December 31, 2023	Min	Target	Max
Equities	4.0%	—%	4%	35%
Debt securities:
Domestic treasuries	17.3	—	17	—
Corporate bonds	40.5	—	41	—
Total debt securities	57.8		58
Cash equivalents	38.2	—	38	—
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2023	Min	Target	Max
Equities	19.7%	12%	21%	29%
Debt securities:
Domestic treasuries	0.8	—	1	—
Corporate bonds	3.2	1	1	31
Pooled investment funds and other	63.7	48	67	78
Total debt securities	67.7		69
Property/real estate	4.0	2	2	8
Insurance products	7.1	7	7	7
Other	1.5	—	1	8
	100.0%		100%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The plans’ pension committees meet regularly to assess investment performance relative to asset allocation guidelines. The Company periodically rebalances its asset portfolios to be in line with its allocation guidelines.
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

The following tables set forth the fair value of assets by asset category for the Domestic Plan and Foreign Plans:

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV (1)	Total
Foreign Plans
Equities	$—	$—	$—	$51.8	$51.8
Debt securities:
Domestic treasuries	—	—	—	2.0	2.0
Corporate bonds	—	—	—	9.8	9.8
Pooled investment funds and other	—	—	—	196.8	196.8
Property/real estate	—	—	—	10.9	10.9
Insurance products	—	21.4	—	—	21.4
Other	1.8	—	—	—	1.8
Total investments in Foreign Plans	$1.8	$21.4	$—	$271.3	$294.5
(1)     Investments measured at fair value using the net asset value (“NAV”) per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV (1)	Total
Domestic Plan
Equities	$—	$—	$—	$7.2	$7.2
Debt securities:
Domestic treasuries	—	—	—	30.9	30.9
Corporate bonds	—	—	—	72.0	72.0
Cash equivalents	68.0	—	—	—	68.0
Total investments in Domestic Plan	$68.0	$—	$—	$110.1	$178.1

Foreign Plans
Equities	$—	$—	$—	$58.3	$58.3
Debt securities:
Domestic treasuries	—	—	—	2.4	2.4
Corporate bonds	—	—	—	9.6	9.6
Pooled investment funds and other	—	—	—	188.2	188.2
Property/real estate	—	—	—	11.8	11.8
Insurance products	—	20.9	—	—	20.9
Other	4.5	—	—	—	4.5
Total investments in Foreign Plans	$4.5	$20.9	$—	$270.3	$295.7

Total
Equities	$—	$—	$—	$65.5	$65.5
Debt securities:
Domestic treasuries	—	—	—	33.3	33.3
Corporate bonds	—	—	—	81.7	81.6
Pooled investment funds and other	—	—	—	188.2	188.2
Property/real estate	—	—	—	11.8	11.8
Insurance products	—	20.9	—	—	20.9
Cash equivalents	68.0	—	—	—	68.0
Other	4.5	—	—	—	4.5
Total investments	$72.5	$20.9	$—	$380.4	$473.8
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the tables above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The assets of the Domestic Plan and Foreign Plans are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the net asset value per share practical expedient are not classified in the fair value hierarchy. The majority of pension assets are comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value of shares held in the underlying funds.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

14. STOCK-BASED COMPENSATION
Wesco sponsors a stock-based compensation plan. On May 27, 2021, the Company’s stockholders approved the WESCO International, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors.
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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan. As of December 31, 2024, 1,565,398 shares of common stock were reserved under the 2021 Plan for future equity award grants.
Stock-based compensation awards outstanding under Wesco’s plans comprise stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units and performance-based awards with performance conditions is determined by the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on at least an annual basis. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco’s outstanding common stock.
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock unit awards that were granted under the 1999 Plan vested fully on the third anniversary of the date of grant. Restricted stock units awarded under the 2021 Plan typically vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels, as described below. Outstanding awards would vest upon the consummation of a change in control transaction with performance-based awards vesting at the target level.
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
Wesco recognized $28.9 million, $48.1 million and $46.4 million of non-cash stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in selling, general and administrative expenses for all such periods. As of December 31, 2024, there was $52.6 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
2025	$29.6
2026	18.4
2027	4.2
2028	0.4

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The aggregate intrinsic value of awards exercised and vested during the years ended December 31, 2024, 2023, and 2022 was $80.6 million, $172.8 million, and $68.3 million, respectively. The gross income tax benefit associated with the exercise of stock-based awards totaled $19.1 million, $40.8 million, and $15.8 million in 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Year Ended December 31,
	2024	2023	2022
Stock options granted	85,425	78,729	92,799
Weighted-average fair value	$72.05	$76.69	$57.15

Restricted stock units granted	249,757	177,659	234,800
Weighted-average fair value	$158.78	$169.65	$122.13

Performance-based awards granted(1)	194,599	212,656	83,991
Weighted-average fair value(1)	$109.04	$87.04	$122.09
(1)    As described further below, the year ended December 31, 2024 includes performance-based awards granted in February 2021 for which actual achievement levels were certified in February 2024, as well as performance-based awards granted during the year ended December 31, 2024.
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Year Ended December 31,
	2024	2023	2022
Risk free interest rate	4.2%	4.1%	2.0%
Expected life (in years)	5	5	7
Expected volatility	55%	50%	43%
Expected dividend yield	1.09%	0.89%	n/a
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company’s daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company’s common stock at date of grant using the current year projected dividend distribution rate. The Company did not pay dividends to holders of its common stock during the year ended December 31, 2022.
The following table sets forth a summary of stock options and related information for the periods presented:

	Year Ended December 31,
	2024				2023		2022
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price	Awards	Weighted- Average Exercise Price
Beginning of year	163,082	$144.51			87,347	$121.55	—	$—
Granted	85,425	152.07			78,729	169.72	92,799	121.58
Exercised	(3,495)	128.40			(1,279)	122.09	—	—
Forfeited	(10,198)	154.32			(1,715)	148.67	(5,452)	122.09
End of year	234,814	147.08	8.1	$8.0	163,082	144.51	87,347	121.55
Exercisable at end of year	78,399	$136.60	7.5	$3.5	28,411	$121.53	879	$122.09

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the year ended December 31, 2024, the aggregate intrinsic value of stock options exercised during such period was not material.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2024				2023		2022
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	818,284	$59.55			1,248,115	$62.02	1,370,388	$62.09
Granted	—	—			—	—	—	—
Exercised	(118,513)	63.29			(428,500)	66.70	(113,382)	61.90
Forfeited	(727)	76.25			(1,331)	74.57	(8,891)	73.35
End of year	699,044	58.90	4.1	$85.3	818,284	59.55	1,248,115	62.02
Exercisable at end of year	699,044	$58.90	4.1	$85.3	777,479	$58.64	1,083,320	$61.91
For the year ended December 31, 2024, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $15.2 million.
The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2024		2023		2022
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	407,613	$127.49	774,233	$73.79	974,162	$53.48
Granted	249,757	158.78	177,659	169.65	234,800	122.13
Vested	(195,578)	115.66	(508,173)	59.72	(393,194)	53.13
Forfeited	(34,222)	141.98	(36,106)	137.28	(41,535)	66.30
Unvested at end of year	427,570	$149.84	407,613	$127.49	774,233	$73.79
The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2024		2023		2022
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	254,859	$115.15	335,329	$75.26	380,819	$59.23
Granted(1)	194,599	109.04	212,656	87.04	83,991	122.09
Vested	(223,042)	77.08	(289,394)	48.32	(115,394)	54.64
Forfeited	(11,899)	151.11	(3,732)	111.00	(14,087)	60.75
Unvested at end of year	214,517	$147.19	254,859	$115.15	335,329	$75.26
(1)    The year ended December 31, 2024 includes 80,951 performance-based awards granted in February 2024 with a fair value of $152.07 and three-year performance period ending December 31, 2026, and 111,521 of additional performance-based awards related to awards originally granted in February 2021 with a fair value of $77.08 and three-year performance period ended December 31, 2023 for which actual achievement levels were certified in February 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
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
As of December 31, 2024, the Company had $48.2 million in outstanding letters of credit and guarantees.
16. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units consisting of EES, CSS and UBS. These operating segments are equivalent to the Company’s reportable segments.
The President and Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”). The CODM allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which is the Company’s measure of segment profit or loss. The CODM considers budget-to-actual and year-over-year variances for net sales and adjusted EBITDA when making decisions about allocating resources to the segments.
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
The following is a description of each of the Company’s reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment, with approximately 6,700 employees serving customers in over 50 countries, supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. The product portfolio in this business includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes contractor solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.
Communications & Security Solutions
The CSS segment, with approximately 4,700 employees serving customers in over 50 countries, is a global leader in data center, network infrastructure and security solutions. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. Beyond its core portfolio, CSS provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently paired with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment, with approximately 2,300 employees serving customers primarily in the U.S. and Canada, provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The UBS segment divested Wesco’s integrated supply business on April 1, 2024. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following tables present information about the Company’s reportable segments and reconcile adjusted EBITDA by segment, which is the Company’s measure of segment profit or loss, to income before income taxes on a consolidated basis for the periods presented:

	Year Ended December 31, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,546.8	$7,537.0	$5,735.0	$21,818.8
Less:
Cost of goods sold (excluding depreciation and amortization)	6,517.8	5,918.4	4,670.0	17,106.2
Selling, general and administrative payroll expenses(1)(3)	854.6	614.1	244.9	1,713.6
Other segment items(2)	456.9	383.4	176.7	1,017.0
Adjusted EBITDA	$717.5	$621.1	$643.4	$1,982.0
Adjusted EBITDA margin %	8.4%	8.2%	11.2%

Reconciliation of adjusted EBITDA
Depreciation and amortization				146.8
Other income, net				(50.9)
Stock-based compensation expense(3)				14.1
Unallocated amounts (Corporate):
Depreciation and amortization				36.4
Selling, general and administrative expenses				561.5
Interest expense, net(4)				364.9
Other income, net				(41.8)
Income before income taxes				$951.0
(1) Selling, general and administrative payroll expenses includes salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily includes allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, professional and consulting fees, supplies, real estate and personal property taxes, sales promotion expenses, and gains (losses) on the sale, disposal, or abandonment of property and equipment.

(3) Stock-based compensation expense is excluded from selling, general and administrative payroll expenses, as this is an adjustment to calculate adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2023
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,610.3	$7,152.2	$6,622.7	$22,385.2
Less:
Cost of goods sold (excluding depreciation and amortization)	6,576.2	5,524.6	5,440.7	17,541.5
Selling, general and administrative payroll expenses(1)(3)	872.2	594.0	275.5	1,741.7
Other segment items(2)	434.5	349.8	167.2	951.5
Adjusted EBITDA	$727.4	$683.8	$739.3	$2,150.5
Adjusted EBITDA margin %	8.4%	9.6%	11.2%

Reconciliation of adjusted EBITDA
Depreciation and amortization				140.0
Other expense, net				82.9
Stock-based compensation expense(3)				14.2
Unallocated amounts (Corporate):
Depreciation and amortization				41.3
Selling, general and administrative expenses				548.6
Interest expense, net(4)				389.3
Other income, net				(57.8)
Income before income taxes				$992.0
(1) Selling, general and administrative payroll expenses includes salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily includes allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, professional and consulting fees, supplies, real estate and personal property taxes, sales promotion expenses, and gains (losses) on the sale, disposal, or abandonment of property and equipment.

(3) Stock-based compensation expense is excluded from selling, general and administrative payroll expenses, as this is an adjustment to calculate adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2022
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,823.3	$6,401.5	$6,195.3	$21,420.1
Less:
Cost of goods sold (excluding depreciation and amortization)	6,708.0	4,944.5	5,106.3	16,758.8
Selling, general and administrative payroll expenses(1)(3)	822.1	516.7	264.0	1,602.8
Other segment items(2)	441.9	341.3	147.7	930.9
Adjusted EBITDA	$851.3	$599.0	$677.3	$2,127.6
Adjusted EBITDA margin %	9.6%	9.4%	10.9%

Reconciliation of adjusted EBITDA
Depreciation and amortization				134.3
Other income, net				(1.3)
Stock-based compensation expense(3)				17.6
Unallocated amounts (Corporate):
Depreciation and amortization				44.7
Selling, general and administrative expenses				492.9
Interest expense, net(4)				294.4
Other expense, net				8.3
Income before income taxes				$1,136.7
(1) Selling, general and administrative payroll expenses includes salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily includes allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, professional and consulting fees, supplies, real estate and personal property taxes, sales promotion expenses, and gains (losses) on the sale, disposal, or abandonment of property and equipment.

(3) Stock-based compensation expense is excluded from selling, general and administrative payroll expenses, as this is an adjustment to calculate adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.
The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Year Ended December 31,
(In millions)	2024	2023	2022
EES	$46.8	$43.3	$42.6
CSS	71.5	71.7	68.4
UBS	28.5	25.0	23.3
Reportable segments total	146.8	140.0	134.3
Corporate	36.4	41.3	44.7
Total	$183.2	$181.3	$179.0

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the gain on the divestiture of the WIS business:

	Year Ended December 31,
(In millions)	2024	2023	2022
EES	$10.5	$10.1	$(2.0)
CSS	59.8	74.2	(1.3)
UBS	(121.2)	(1.4)	2.0
Reportable segments total	(50.9)	82.9	(1.3)
Corporate	(41.8)	(57.8)	8.3
Total	$(92.7)	$25.1	$7.0
The following table sets forth capital expenditures by reportable segment for the periods presented:

	Year Ended December 31,
(In millions)	2024	2023	2022
EES	$4.5	$10.3	$9.1
CSS	19.2	7.9	4.8
UBS	15.8	19.5	9.2
Reportable segments total	39.5	37.7	23.1
Corporate	55.2	54.6	76.4
Total	$94.7	$92.3	$99.4
The following table sets forth total assets by reportable segment for the periods presented:

	As of December 31,
(In millions)	2024	2023
EES	$4,457.0	$4,553.6
CSS	6,009.5	5,626.6
UBS	3,497.5	3,908.5
Reportable segments total	13,964.0	14,088.7
Corporate(1)	1,097.4	972.2
Total	$15,061.4	$15,060.9
(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
The following table sets forth tangible long-lived assets, which include property, buildings and equipment, and operating lease assets, by geographic area:

	As of December 31,
	2024	2023
(In millions)
United States	$893.9	$906.5
Canada	177.5	182.1
Other International(1)	106.6	96.2
Total	$1,178.0	$1,184.8
(1)    No individual other international country’s tangible long-lived assets are material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
17. SUBSEQUENT EVENTS
On January 2, 2025, the Company closed its acquisition of Industrial Software Solutions I, Inc. and Industrial Software Solutions ULC (collectively, “ISS”). ISS is an industrial automation consulting company, software distributor, and AVEVA Select Partner that serves the Pacific Northwest, Alaska, Hawaii, and Western Canada. Wesco funded the purchase price paid at closing of $36.3 million with cash on hand. Due to the timing of the close of the acquisition, the Company will complete its preliminary purchase price allocation during the first quarter of 2025.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
As permitted by Securities and Exchange Commission guidance, management excluded Ascent, LLC from its assessment of internal control over financial reporting, which was acquired on December 5, 2024, and accounted for less than 1% of consolidated total assets and less than 1% of consolidated net sales as of and for the year ended December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2024, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, none of our officers or directors (as defined in Rule 16a‑1(f)) adopted, modified and/or terminated a “Rule 10b5‑1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
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
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2024.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,575,945	$48.04	1,565,398
Equity compensation plans not approved by security holders	—	—	—
Total	1,575,945	$48.04	1,565,398
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
(b)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to Wesco’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Registration Statement on Form S-4, dated September 28, 2001 (No. 333-70404)

3.2	Certificate of Amendment of Certificate of Incorporation to Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated May 29, 2014

3.3	Amended and Restated By-laws of WESCO International, Inc., effective as of December 16, 2022	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated December 16, 2022

3.4	Certificate of Designations with respect to the Series A Preferred Stock, dated June 22, 2020	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated June 22, 2020

3.5	Certificate of Designations of Series B Junior Participating Preferred Stock of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated July 17, 2020

3.6	Certificate of Amendment of Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco’s Current Report on Form 8-K, dated May 23, 2024

4.1	Indenture, dated June 12, 2020, between WESCO International, Inc., WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.2	Form of 7.125% Senior Note due 2025	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.3	Form of 7.250% Senior Note due 2028	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.4
Deposit Agreement, dated as of June 19, 2020, among WESCO International, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as the Depositary, and the holders from time to time of the Depositary Receipts described therein
Incorporated by reference to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.5	Form of Depositary Receipt	Incorporated by reference to Exhibit A to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.6
Rights Agreement, dated as of July 17, 2020, between WESCO International, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated July 17, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
4.7	Indenture, dated as of March 7, 2024, among WESCO Distribution, Inc., WESCO International, Inc., Anixter, Inc., and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.8	Form of 6.375% Senior Note due 2029	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.9	Form of 6.625% Senior Note due 2032	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.10	Description of WESCO International, Inc.’s securities	Filed herewith

10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2011

10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.5	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2014

10.6
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated September 24, 2015

10.7	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2015

10.8	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.9	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.10	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.11	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.12	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated November 8, 2017

10.13	Sixth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.15	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.16	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.17	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as amended May 31, 2017	Incorporated by reference to Exhibit 10.26 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.18	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

10.19	Seventh Amendment to Fourth Amended and Restated Receivables Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.20	Eighth Amendment to Fourth Amended and Restated Receivables Agreement, dated as of December 21, 2018	Incorporated by reference to Exhibit 10.30 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2018

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
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated October 31, 2022

10.49	WESCO International, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of December 8, 2022	Incorporated by reference to Exhibit 10.49 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2022

10.50	Agreement, dated October 20, 2020, memorializing terms of employment of Akash Khurana by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.51	Letter agreement, dated June 22, 2020, memorializing terms of employment of James Cameron by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.52
Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 14, 2023, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.53
Seventh Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 26, 2023, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.54
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 6, 2024, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent.
Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.55
Eighth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 8, 2024, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

19.1	Insider Trading Policy	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	WESCO International, Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2023

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to		Balance at
	of period	earnings	Deductions(1)	end of period
Allowance for expected credit losses	(In millions)
Year Ended December 31, 2024	$55.9	$18.7	$(19.6)	$55.0
Year Ended December 31, 2023	46.5	18.6	(9.2)	55.9
Year Ended December 31, 2022	41.7	18.0	(13.2)	46.5
(1)Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

	Balance at beginning	Charged to		Balance at
	of period	earnings	Deductions(1)	end of period
Allowance for deferred tax assets	(In millions)
Year Ended December 31, 2024	$23.5	$10.3	$(1.2)	$32.6
Year Ended December 31, 2023	33.7	7.7	(17.9)	23.5
Year Ended December 31, 2022	46.3	5.8	(18.4)	33.7
(1)For the years ended December 31, 2024 and December 31, 2023, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to certain foreign jurisdictions. For the year ended December 31, 2022, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to foreign tax credit carryforwards.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 14, 2025

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 14, 2025
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	February 14, 2025
David S. Schulz	(Principal Financial Officer)

/s/ MATTHEW S. KULASA	Senior Vice President, Corporate Controller, and Chief Accounting Officer	February 14, 2025
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ GLYNIS A. BRYAN	Director	February 14, 2025
Glynis A. Bryan

/s/ ANNE M. COONEY	Director	February 14, 2025
Anne M. Cooney

/s/ MATTHEW J. ESPE	Director	February 14, 2025
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 14, 2025
Bobby J. Griffin

/s/ SUNDARAM NAGARAJAN	Director	February 14, 2025
Sundaram Nagarajan

/s/ STEVEN A. RAYMUND	Director	February 14, 2025
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 14, 2025
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 14, 2025
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 14, 2025
Laura K. Thompson