Form 10-Q
period 2025-03-31
WESCO INTERNATIONAL INC
filed 2025-05-01
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025, 48,803,692 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$681.6	$702.6
Trade accounts receivable, net of allowance for expected credit losses of $62.6 and $55.0 in 2025 and 2024, respectively	3,641.3	3,454.4
Other accounts receivable	352.7	416.3
Inventories	3,740.2	3,501.7
Prepaid expenses and other current assets	271.0	276.4
Total current assets	8,686.8	8,351.4
Property, buildings and equipment, net of accumulated depreciation of $574.5 and $554.1 in 2025 and 2024, respectively	445.8	442.9
Operating lease assets	775.8	735.1
Intangible assets, net	1,829.1	1,835.9
Goodwill	3,299.8	3,280.1
Deferred income taxes	43.6	41.9
Other assets	434.2	374.1
Total assets	$15,515.1	$15,061.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,025.8	$2,670.6
Accrued payroll and benefit costs	168.3	242.3
Short-term debt and current portion of long-term debt	21.0	19.5
Other current liabilities	820.4	871.6
Total current liabilities	4,035.5	3,804.0
Long-term debt, net of debt discount and debt issuance costs of $57.9 and $47.2 in 2025 and 2024, respectively	5,136.6	5,045.5
Operating lease liabilities	655.7	614.8
Deferred income taxes	417.7	415.6
Other noncurrent liabilities	239.5	216.0
Total liabilities	$10,485.0	$10,095.9
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, 21,612 shares issued and outstanding in 2025 and 2024	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,795,165 and 69,627,398 shares issued, and 48,800,081 and 48,790,595 shares outstanding in 2025 and 2024, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2025 and 2024, respectively	—	—
Additional capital	2,049.5	2,051.6
Retained earnings	5,037.8	4,960.7
Treasury stock, at cost; 25,334,515 and 25,176,234 shares in 2025 and 2024, respectively	(1,521.3)	(1,495.1)
Accumulated other comprehensive loss	(531.4)	(547.2)
Total WESCO International, Inc. stockholders’ equity	5,035.3	4,970.7
Noncontrolling interests	(5.2)	(5.2)
Total stockholders’ equity	5,030.1	4,965.5
Total liabilities and stockholders’ equity	$15,515.1	$15,061.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2025	2024
Net sales	$5,343.7	$5,350.0
Cost of goods sold (excluding depreciation and amortization)	4,218.1	4,212.1
Selling, general and administrative expenses	836.3	829.4
Depreciation and amortization	48.4	45.5
Income from operations	240.9	263.0
Interest expense, net	86.3	94.4
Other expense, net	0.2	21.6
Income before income taxes	154.4	147.0
Provision for income taxes	36.1	30.9
Net income	118.3	116.1
Less: Net (loss) income attributable to noncontrolling interests	(0.1)	0.3
Net income attributable to WESCO International, Inc.	118.4	115.8
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$104.0	$101.4

Earnings per share attributable to common stockholders
Basic	$2.13	$1.99
Diluted	$2.10	$1.95

Other comprehensive income (loss):
Foreign currency translation adjustments and other	16.1	(71.6)
Post-retirement benefit plan adjustments, net of tax	(0.3)	1.9
Other comprehensive income (loss)	15.8	(69.7)
Comprehensive income	134.1	46.4
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	0.3
Less: Preferred stock dividends	14.4	14.4
Comprehensive income attributable to common stockholders	$119.8	$31.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended
	March 31
	2025	2024
Operating activities:
Net income	$118.3	$116.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	45.5
Stock-based compensation expense	10.2	10.1
Amortization of debt issuance costs and debt discount	3.3	4.1
Pension settlement cost	—	5.5
Other operating activities, net	4.6	4.9
Changes in assets and liabilities:
Trade accounts receivable, net	(188.7)	(116.1)
Other accounts receivable	65.1	78.9
Inventories	(227.4)	5.5
Other current and noncurrent assets	(35.6)	(60.1)
Accounts payable	343.8	620.9
Accrued payroll and benefit costs	(77.1)	(44.0)
Other current and noncurrent liabilities	(36.9)	75.0
Net cash provided by operating activities	28.0	746.3
Investing activities:
Capital expenditures	(20.4)	(20.4)
Acquisition payments, net of cash acquired	(35.2)	—
Other investing activities, net	1.2	3.9
Net cash used in investing activities	(54.4)	(16.5)
Financing activities:
Proceeds from issuance of long-term debt	1,829.0	2,470.0
Repayments of long-term debt	(1,729.3)	(2,585.1)
Debt issuance costs	(14.0)	(26.6)
Payments for taxes related to net-share settlement of equity awards	(18.0)	(25.2)
Repurchases of common stock	(25.0)	(50.0)
Payment of common stock dividends	(22.1)	(20.9)
Payment of preferred stock dividends	(14.4)	(14.4)
Other financing activities, net	(3.9)	(2.3)
Net cash provided by (used in) financing activities	2.3	(254.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(13.9)
Net change in cash and cash equivalents	(21.0)	461.4
Cash and cash equivalents at the beginning of period	702.6	524.1
Cash and cash equivalents at the end of period	$681.6	$985.5
Supplemental disclosures:
Cash paid for interest	$90.5	$37.0
Cash paid for income taxes	$78.6	$71.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$93.3	$90.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
Exercise of stock-based awards	—	257,230					—		(0.9)	(5,053)			(0.9)
Stock-based compensation expense							10.2						10.2
Repurchases of common stock, including excise taxes									(25.3)	(153,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(89,463)					(12.3)	(4.8)					(17.1)
Noncontrolling interests											(0.1)		(0.1)
Net income attributable to WESCO International, Inc.								118.4					118.4
Common stock dividends								(22.1)					(22.1)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other											0.1	15.8	15.9
Balance, March 31, 2025	$0.7	69,795,165	$—	4,339,431	$—	21,612	$2,049.5	$5,037.8	$(1,521.3)	(25,334,515)	$(5.2)	$(531.4)	$5,030.1

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	429,611					0.3		(0.9)	(5,402)			(0.6)
Stock-based compensation expense							10.1						10.1
Repurchases of common stock, including excise taxes									(50.5)	(343,147)			(50.5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(156,850)					(14.6)	(9.6)					(24.2)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								115.8					115.8
Common stock dividends								(20.9)					(20.9)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												(69.7)	(69.7)
Balance, March 31, 2024	$0.7	69,551,438	$—	4,339,431	$—	21,612	$2,032.9	$4,462.6	$(1,111.8)	(23,069,535)	$(4.9)	$(401.7)	$4,977.8

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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 14, 2025. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited Consolidated Financial Statements as of that date, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2025, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
In the first quarter of 2025, a portion of the EES reportable segment was moved to the CSS reportable segment as a result of operational realignment. The reportable segment financial information for the three months ended March 31, 2024 has been recast to conform to the current year presentation. The recast does not impact previously reported condensed consolidated results. Refer to Note 14, “Business Segments” for the recasted segment disclosures.
Recently Adopted and Recently Issued Accounting Standards and Disclosure Rules
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The amendments in this ASU were effective on a retrospective basis for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the annual disclosure requirements of this ASU in the fourth quarter of 2024 and the interim disclosure requirements in the first quarter of 2025. The adoption of this ASU resulted in additional required disclosures, including the disclosure of certain expenses at the reportable segment level, described further in Note 14, “Business Segments”.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis; however, retrospective application is permitted. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The amendments in this ASU may be applied prospectively or retrospectively. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
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
The following table disaggregates Wesco’s net sales by geography for the periods presented:

	Three Months Ended
	March 31
(In millions)	2025	2024
United States	$3,974.6	$3,997.6
Canada	712.8	718.5
Other International(1)	656.3	633.9
Total by geography(2)	$5,343.7	$5,350.0
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is generally recognized within a year or less from the date of the advance billing or payment receipt. At March 31, 2025 and December 31, 2024, $119.5 million and $141.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $57.4 million and $42.8 million of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balances as of December 31, 2024 and 2023, respectively.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $113.0 million and $110.8 million, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company's estimated product return obligation was $41.8 million and $41.0 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $76.5 million and $69.6 million for the three months ended March 31, 2025 and 2024, respectively.
4. ACQUISITIONS AND DIVESTITURES
Industrial Software Solutions
On January 2, 2025, the Company acquired 100% of the equity securities of Industrial Software Solutions I, Inc. and Industrial Software Solutions ULC (collectively, “ISS”), an industrial automation consulting company, software distributor, and AVEVA Select Partner, for total cash consideration of $35.2 million, net of cash acquired. The assets acquired primarily included a distribution agreement intangible asset and a customer relationships intangible asset, with fair values of $10.6 million and $5.0 million, respectively, based on income valuation methods, with the excess of $19.1 million primarily allocated to goodwill in the Company’s EES reportable segment.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Ascent, LLC
On December 5, 2024, through its wholly-owned subsidiary Anixter Inc., the Company acquired 100% of the equity securities of Ascent, LLC (“Ascent”). Headquartered in St. Louis, Missouri, Ascent is a provider of data center facility management services with more than 300 employees in the U.S. and Canada. Ascent’s expertise in engineering and design-build consultation services, in addition to daily site operations and critical facility intelligence software, extends the Company’s suite of capabilities and solutions that serve the entire lifecycle of the data center. The Company funded the purchase price paid at closing with cash on hand as well as borrowings under its revolving credit facility. The total fair value of consideration transferred for the acquisition of Ascent consisted of $179.5 million, net of cash acquired.
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
The estimated fair values of assets acquired and liabilities assumed are based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. As the Company obtains additional information during the measurement period (not to exceed one year from the acquisition date), estimates and assumptions for the preliminary purchase consideration allocations may change materially. Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has not recorded any material fair value adjustments.
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Ascent:

Assets	(In millions)
Cash and cash equivalents	$7.3
Trade accounts receivable	33.5
Intangible asset(1)	58.0
Goodwill	118.7
Other current and noncurrent assets	45.0
Total assets	$262.5

Liabilities
Accounts payable	$20.9
Accrued payroll and benefit costs	7.9
Other current and noncurrent liabilities	46.9
Total liabilities	$75.7

Fair value of net assets acquired, including goodwill and intangible asset	$186.8
(1)    Consists of a customer relationship intangible asset with an estimated useful life of 15 years.
Independent Electric Supply Inc.
Effective July 1, 2024, the Company acquired 100% of the equity securities of Independent Electric Supply Inc. (“IES”), a full-line electrical distributor headquartered in Ontario, Canada for $13.2 million, net of cash acquired.
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which own and operate the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, net of cash acquired, and contingent consideration not to exceed $8.0 million. The preliminary purchase consideration was primarily allocated to a developed software intangible asset with an estimated fair value of $8.0 million based on an income valuation method, with the excess of $29.0 million allocated to goodwill in the Company’s CSS reportable segment.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco Integrated Supply (“WIS”) Divestiture
On April 1, 2024, Wesco Distribution, Inc. (“Wesco Distribution”) completed the sale of its WIS business for total consideration of $354.9 million, which was adjusted for net working capital, closing cash, and closing indebtedness. The WIS business, located primarily in the U.S. and Canada, was part of the UBS reportable segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The Company recognized a gain from the sale of $122.2 million, which was recorded as a component of other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2025	$799.3	$1,347.0	$1,133.8	$3,280.1
Adjustments to goodwill for acquisitions	19.1	0.5	—	19.6
Foreign currency exchange rate changes	(0.2)	0.3	—	0.1
Ending balance, March 31, 2025	$818.2	$1,347.8	$1,133.8	$3,299.8

The components of intangible assets are as follows:

		As of
		March 31, 2025			December 31, 2024
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$789.7	$—	$789.7	$789.7	$—	$789.7
Customer relationships	9 - 20	1,508.3	(497.7)	1,010.6	1,502.4	(476.4)	1,026.0
Distribution agreements	8 - 19	39.8	(28.5)	11.3	29.2	(27.7)	1.5
Trademarks	5 and 12	15.5	(12.3)	3.2	15.5	(11.7)	3.8
Software	7	16.0	(1.7)	14.3	16.0	(1.1)	14.9
		$2,369.3	$(540.2)	$1,829.1	$2,352.8	$(516.9)	$1,835.9
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $22.2 million and $21.9 million for the three months ended March 31, 2025 and 2024, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2025	$67.8
2026	85.4
2027	82.6
2028	80.9
2029	79.9
Thereafter	642.8
Total	$1,039.4

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

6. STOCK-BASED COMPENSATION
Wesco’s stock-based compensation awards consist of stock options, stock-settled stock appreciation rights, restricted stock units and performance-based awards. Compensation cost for all stock-based awards is measured at fair value on the date of grant and compensation cost is recognized, net of estimated forfeitures, over the service period for awards expected to vest. The fair value of stock options and stock-settled stock appreciation rights is determined using the Black-Scholes model. The fair value of restricted stock units is determined by the grant-date closing price of Wesco’s common stock. The fair value of performance-based awards with performance conditions is determined by a Monte Carlo simulation as well as the grant-date closing price of Wesco’s common stock. The forfeiture assumption is based on Wesco’s historical participant behavior that is reviewed on at least an annual basis. For stock options and stock-settled stock appreciation rights that are exercised, and for restricted stock units and performance-based awards that vest, shares are issued out of Wesco's outstanding common stock.
Stock options and stock-settled stock appreciation rights vest ratably over a three-year period and terminate on the tenth anniversary of the grant date unless terminated sooner under certain conditions. Restricted stock units awarded under the WESCO International, Inc. 2021 Omnibus Incentive Plan, which was adopted on May 27, 2021, typically vest ratably over a three-year period on each of the first, second and third anniversaries of the grant date. Vesting of performance-based awards is based on a three-year performance period, and the number of shares earned, if any, depends on the attainment of certain performance levels, as described below. Outstanding awards would vest upon the consummation of a change in control transaction, with performance-based awards vesting at the greater of the target level or actual.
Prior to the 2025 awards, performance-based awards were typically based on two equally-weighted performance measures: the three-year average growth rate of Wesco’s net income attributable to common stockholders and the three-year cumulative return on net assets. The 2025 performance-based awards are based on two equally-weighted performance measures: the growth rate of Wesco’s earnings per share and return on net assets, both of which are measured on an annual basis as well as on a three-year cumulative basis, with each of the three years and the three-year cumulative measurement equally-weighted. The 2025 performance-based awards also include a relative Total Stockholder Return (“TSR”) modifier that impacts the number of shares earned based on the Company's TSR over the performance period in relation to the TSR of the companies comprising the S&P MidCap 400 Index. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco’s determination of whether it is probable that the performance targets will be achieved. The fair value of the relative TSR modifier as of the March 1, 2025 grant date was measured using a Monte Carlo simulation.
During the three months ended March 31, 2025 and 2024, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options granted	84,476	85,425
Weighted-average fair value	$76.59	$72.05

Restricted stock units granted	215,603	202,299
Weighted-average fair value	$179.83	$152.10

Performance-based awards granted	72,302	192,995
Weighted-average fair value	$191.72	$108.72

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Risk free interest rate	4.1%	4.2%
Expected life (in years)	5	5
Expected volatility	47%	55%
Expected dividend yield	1.01%	1.09%
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
The following table sets forth a summary of stock options and related information for the three months ended March 31, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	234,814	$147.08
Granted	84,476	180.47
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	319,290	$155.91	8.4	$3.1
Exercisable at March 31, 2025	154,402	$141.91	7.6	$2.8
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	699,044	$58.90
Granted	—	—
Exercised	(21,909)	50.99
Forfeited	—	—
Outstanding at March 31, 2025	677,135	$59.16	4.0	$65.1
Exercisable at March 31, 2025	677,135	$59.16	4.0	$65.1
For the three months ended March 31, 2025, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $2.9 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	427,570	$149.84
Granted	215,603	179.83
Vested	(166,239)	146.04
Forfeited	(915)	179.29
Unvested at March 31, 2025	476,019	$164.56
The following table sets forth a summary of performance-based awards and related information for the three months ended March 31, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	214,517	$147.19
Granted	72,302	191.72
Vested	(75,189)	122.09
Forfeited	—	—
Unvested at March 31, 2025	211,630	$171.32
Wesco recognized $10.2 million and $10.1 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses for such periods. As of March 31, 2025, there was $98.8 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2025	$35.3
2026	37.2
2027	22.8
2028	3.5
7. STOCKHOLDERS’ EQUITY
Share Repurchases
On May 31, 2022, the Company’s Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the three months ended March 31, 2025, the Company entered into spot repurchase transactions through a broker to purchase 153,228 shares of its common stock in the open market for cash totaling $25.3 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three months ended March 31, 2024, the Company entered into spot repurchase transactions through a broker to purchase 343,147 shares of its common stock in the open market for cash totaling $50.5 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
During the three months ended March 31, 2025 and 2024, the Company's Board of Directors also declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million each quarter.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended
	March 31
(In millions, except per share data)	2025	2024
Net income attributable to WESCO International, Inc.	$118.4	$115.8
Less: Preferred stock dividends	14.4	14.4
Net income attributable to common stockholders	$104.0	$101.4
Weighted-average common shares outstanding used in computing basic earnings per share	48.8	50.9
Common shares issuable upon exercise of dilutive equity awards	0.8	1.0
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.6	51.9
Earnings per share attributable to common stockholders
Basic	$2.13	$1.99
Diluted	$2.10	$1.95
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended March 31, 2025 and 2024, there were approximately 0.5 million and 0.2 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
International lines of credit	$0.4	$0.6
Accounts Receivable Securitization Facility	1,275.0	1,450.0
Revolving Credit Facility	—	525.0
6.000% Anixter Senior Notes due 2025	4.2	4.2
7.250% Senior Notes due 2028, less debt discount of $4.0 and $4.4 in 2025 and 2024, respectively	1,321.0	1,320.6
6.375% Senior Notes due 2029	900.0	900.0
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	—
Finance lease obligations	60.9	57.3
Total debt	5,211.5	5,107.7
Plus: Fair value adjustments to the Anixter Senior Notes	—	0.1
Less: Unamortized debt issuance costs	(53.9)	(42.8)
Less: Short-term debt and current portion of long-term debt	(21.0)	(19.5)
Total long-term debt	$5,136.6	$5,045.5
Accounts Receivable Securitization Facility
On February 28, 2025, Wesco Distribution amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Ninth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Ninth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator. The Ninth Receivables Amendment modified the receivables purchase agreement originally entered into on June 22, 2020. The Ninth Receivables Amendment, among other things, extended the scheduled termination date of the Receivables Facility to February 28, 2028, and removed the credit spread adjustment applicable to term SOFR investments. No other material terms were changed.
Revolving Credit Facility
On February 28, 2025, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of the Seventh Amendment to Fourth Amended and Restated Credit Agreement (the “Seventh Revolver Amendment”), by and among Wesco Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, Wesco, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Seventh Revolver Amendment amended the revolving credit agreement originally entered into on June 22, 2020, to, among other things, (i) extend the maturity date of the Revolving Credit Facility to February 28, 2030, (ii) increase the capacity to request increases in the revolving commitments under the Revolving Credit Facility from $450 million to $500 million, (iii) increase certain negative covenant baskets, and (iv) remove the credit spread adjustment applicable to term SOFR and daily simple SOFR loans. No other material terms were changed.
6.375% Senior Notes due 2033
On March 6, 2025, Wesco Distribution issued $800 million aggregate principal amount of 6.375% senior notes due 2033 (the “2033 Notes”). The 2033 Notes were issued at a price of 100% of the aggregate principal amount thereof. Wesco incurred costs related to the issuance of the 2033 Notes totaling $10.3 million, which were recorded as a reduction to the carrying value of the debt and are amortized over the life of the notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The 2033 Notes were issued pursuant to, and are governed by, an indenture (the “2033 Notes Indenture”), dated as of March 6, 2025, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2033 Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.
The Company intends to use the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding 10.625% Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025, and repay a portion of the amounts outstanding under the Revolving Credit Facility. Prior to redeeming the Series A Preferred Stock, the Company used the net proceeds to temporarily repay all of the outstanding borrowings under its Revolving Credit Facility and to repay a portion of the amounts outstanding under its Receivables Facility. The Company intends to subsequently redraw under the Receivables Facility and/or the Revolving Credit Facility in an aggregate amount sufficient to redeem the Series A Preferred Stock.
The 2033 Notes are unsecured and unsubordinated obligations of Wesco Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2033 Notes accrue interest at a rate of 6.375% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The 2033 Notes will mature on March 15, 2033.
Wesco Distribution may redeem all or a part of the 2033 Notes at any time prior to March 15, 2028 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, any time prior to March 15, 2028, Wesco Distribution may redeem up to 35% of the original aggregate principal amount of the 2033 Notes with the net cash proceeds from certain equity offerings. At any time between March 15, 2028 and March 14, 2029, Wesco Distribution may redeem all or a part of the 2033 Notes at a redemption price equal to 103.188% of the principal amount. Between March 15, 2029 and March 14, 2030, Wesco Distribution may redeem all or a part of the 2033 Notes at a redemption price equal to 101.594% of the principal amount. On and after March 15, 2030, Wesco Distribution may redeem all or a part of the 2033 Notes at a redemption price equal to 100% of the principal amount.
The 2033 Notes Indenture contains certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions or sell certain assets or merge or consolidate with or into other companies, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2033 Notes receiving investment grade credit ratings.
The 2033 Notes Indenture contains certain events of default, including, among other things, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2033 Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the series of the then-outstanding 2033 Notes to accelerate or, in certain cases, will automatically cause the acceleration of the amounts due under the 2033 Notes.
10. EMPLOYEE BENEFIT PLANS
Wesco sponsors defined contribution retirement savings plans for the majority of its employees in the U.S. and certain employees in Canada, which provide employer contributions. Wesco incurred expenses of $19.0 million and $18.8 million for the three months ended March 31, 2025 and 2024, respectively, for its defined contribution plans.
Wesco Distribution sponsors a non-qualified deferred compensation plan (the “Wesco Deferred Compensation Plan”) that permits select employees to make pre-tax deferrals of salary and bonus. Employees have the option to transfer balances allocated to their accounts in the Wesco Deferred Compensation Plan into any of the available investment options. The Wesco Deferred Compensation Plan is an unfunded plan. As of March 31, 2025 and December 31, 2024, the Company’s obligation under the Wesco Deferred Compensation Plan was $32.1 million and $32.5 million, respectively, which is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Wesco sponsors several defined benefit plans, including the EECOL Electric ULC Retirement Plan, the EECOL Electric ULC Supplemental Executive Retirement Plan, the Pension Plan for Employees of Anixter Canada Inc., and various defined benefit pension plans covering employees of foreign subsidiaries in Europe.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The net periodic pension benefit for the three months ended March 31, 2025 was $0.4 million, which included service cost of $0.4 million, and other non-service activity with a net benefit of $0.8 million. The net periodic pension cost for the three months ended March 31, 2024 was $6.4 million, which included $0.5 million in service cost, as well as other non-service activity with a net cost of $5.9 million, which includes settlement cost of $5.5 million related to the settlement of the Anixter Inc. Pension Plan, as described below. Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension (benefit) cost are presented as components of other expense, net.
The Company expects to contribute approximately $7.1 million to its defined benefit plans in 2025. Approximately $1.4 million was contributed during the three months ended March 31, 2025.
Anixter Inc. Pension Plan Settlement
Anixter Inc. sponsored the Anixter Inc. Pension Plan, which was terminated in 2022 and settled in 2024. On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.
During the three months ended March 31, 2024, the Company recognized settlement cost of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.
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
The carrying value of Wesco’s debt instruments with fixed interest rates was $3,875.2 million and $3,074.9 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of this debt was $3,928.3 million and $3,127.3 million as of March 31, 2025 and December 31, 2024, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2025 and December 31, 2024.
The Company purchases foreign currency forward contracts to reduce the effect of fluctuations in foreign currency-denominated accounts on its earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. The Company’s strategy is to negotiate terms for its derivatives and other financial instruments to be highly effective, such that the change in the value of the derivative offsets the impact of the underlying hedge. Its counterparties to foreign currency forward contracts have investment-grade credit ratings. The Company regularly monitors the creditworthiness of its counterparties as a risk mitigation effort to protect the value of its derivatives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At March 31, 2025 and December 31, 2024, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $376.3 million and $345.7 million, at March 31, 2025 and December 31, 2024, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
13. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.4% and 21.0%, respectively. For the three months ended March 31, 2025 and 2024, the effective tax rate reflects discrete income tax benefits of $4.7 million and $7.7 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the estimated annual effective tax rate in such periods by approximately 3.0 and 5.3 percentage points, respectively.
During the three months ended March 31, 2025, the Company purchased transferable clean energy tax credits in the amount of $53.3 million. The Company used these tax credits to reduce its 2024 U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including but not limited to conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to the Company's assessment of uncertain tax positions since December 31, 2024.
14. BUSINESS SEGMENTS
The Company has operating segments comprising three strategic business units: EES, CSS and UBS. These operating segments are equivalent to the Company’s reportable segments. The President and Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company’s reportable segments based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which is the Company’s measure of segment profit or loss.
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
As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended March 31, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables present information about the Company’s reportable segments and reconcile adjusted EBITDA by segment to income before income taxes on a consolidated basis for the periods presented:

	Three Months Ended March 31, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,065.3	$2,000.3	$1,278.1	$5,343.7
Less:
Cost of goods sold (excluding depreciation and amortization)	1,594.1	1,580.8	1,043.2	4,218.1
Selling, general and administrative payroll expenses(1)(3)	212.1	160.5	56.2	428.8
Other segment items(2)	116.5	100.5	40.4	257.4
Adjusted EBITDA	$142.6	$158.5	$138.3	$439.4
Adjusted EBITDA margin %	6.9%	7.9%	10.8%

Reconciliation of adjusted EBITDA
Depreciation and amortization				39.0
Other expense, net				15.1
Stock-based compensation expense(3)				2.7
Unallocated amounts (Corporate):
Selling, general and administrative expenses				147.4
Interest expense, net(4)				86.3
Depreciation and amortization				9.4
Other income, net				(14.9)
Income before income taxes				$154.4
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended March 31, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,064.3	$1,704.8	$1,580.9	$5,350.0
Less:
Cost of goods sold (excluding depreciation and amortization)	1,580.9	1,333.6	1,297.6	4,212.1
Selling, general and administrative payroll expenses(1)(3)	212.7	149.6	68.0	430.3
Other segment items(2)	108.9	90.4	45.9	245.2
Adjusted EBITDA	$161.8	$131.2	$169.4	$462.4
Adjusted EBITDA margin %	7.8%	7.7%	10.7%

Reconciliation of adjusted EBITDA
Depreciation and amortization				36.2
Other expense, net				25.3
Stock-based compensation expense(3)				3.5
Unallocated amounts (Corporate):
Selling, general and administrative expenses				150.4
Interest expense, net(4)				94.4
Depreciation and amortization				9.3
Other income, net				(3.7)
Income before income taxes				$147.0
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
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Three Months Ended March 31
(In millions)	2025	2024
EES	$12.2	$11.1
CSS	19.0	18.1
UBS	7.8	7.0
Reportable segments total	39.0	36.2
Corporate	9.4	9.3
Total	$48.4	$45.5

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth other expense (income), net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the non-service cost components of net periodic pension (benefit) cost:

	Three Months Ended March 31
(In millions)	2025	2024
EES	$4.4	$5.1
CSS	10.9	19.4
UBS	(0.2)	0.8
Reportable segments total	15.1	25.3
Corporate	(14.9)	(3.7)
Total	$0.2	$21.6
The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended March 31
(In millions)	2025	2024
EES	$1.2	$1.3
CSS	1.6	3.9
UBS	5.4	1.4
Reportable segments total	8.2	6.6
Corporate	12.2	13.8
Total	$20.4	$20.4
The following table sets forth total assets by reportable segment for the periods presented:

	As of
(In millions)	March 31, 2025	December 31, 2024
EES	$4,600.7	$4,431.8
CSS	6,171.8	6,034.7
UBS	3,649.2	3,497.5
Reportable segments total	14,421.7	13,964.0
Corporate(1)	1,093.4	1,097.4
Total	$15,515.1	$15,061.4
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs, operating lease assets, and pension assets.
15. SUBSEQUENT EVENTS
On April 30, 2025, the Company provided notice of its intent to redeem all 21,612 outstanding shares of its Series A Preferred Stock, and the related depositary shares, each representing 1/1,000th of one share of Series A Preferred Stock. The shares will be redeemed in June 2025 at a redemption price of $25,000 per share, plus accrued and unpaid dividends of approximately $12.9 million. As described in Note 9, “Debt,” the Company plans to fund this redemption in part by using the net proceeds from the issuance of the 2033 Notes. The Company expects to recognize $30 million from the redemption as income attributable to common stockholders.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission (the “SEC”). In this Item 2, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
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
We have operating segments comprising three strategic business units: Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”). These operating segments are equivalent to our reportable segments. The following is a description of each of our reportable segments and their business activities.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Communications & Security Solutions
The CSS segment, with approximately 4,800 employees serving customers in over 50 countries, is a global leader in data center, network infrastructure and security solutions. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. CSS also provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently coupled with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment is a leader in North America, with approximately 2,500 employees serving customers primarily in the U.S. and Canada, and provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions to improve customer supply chain efficiencies.
Business Highlights
Against a backdrop of increased uncertainty and volatility, our financial results for the first three months of 2025 compared to the first three months of 2024 reflect relatively flat reported sales results, with organic sales up 5.6%. We had very strong growth in the CSS data center solutions business driven by large project activity with customers, but saw continued weakness in the utility business, as expected, due to ongoing customer destocking. Financial results were impacted by higher facilities and transportation costs, partially offset by lower payroll and payroll-related expenses, all of which are inclusive of the impact of the April 1, 2024 divestiture of our Wesco Integrated Supply (“WIS”) business.
On January 2, 2025, we acquired Industrial Software Solutions (ISS), an AVEVA Select distributor that specializes in industrial automation software and solutions primarily in Western Canada, Alaska and the Pacific Northwest. This acquisition allows us to pursue strategic cross-selling opportunities, expand market presence and capabilities, and aligns with our goal of increasing service offerings to our customers.
We issued $800 million aggregate principal amount of 6.375% senior notes due 2033 on March 6, 2025 to support the planned redemption of our outstanding 10.625% Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) in June 2025. Following the redemption of our Series A Preferred Stock, we will have no significant debt maturities until 2028 and will have strong liquidity to execute our capital allocation priorities. Therefore, we expect this redemption to create substantial net income, earnings per share, and cash flow benefit.
Our increased inventories in the first quarter of 2025 and experience with successfully navigating global supply chain challenges will help address supplier price increases and the potential supply chain impact of global tariffs on our customers. We have taken several actions in response to tariffs, including but not limited to, pass through price increases, leveraging scale to provide locally sourced products, reducing imports from high tariff countries, optimizing supply chain logistics, and re-engineering our global supply chain.
Alongside our strong liquidity, we believe these strategic actions will help us navigate supply chain risks and economic volatility.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
First Quarter of 2025 versus First Quarter of 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	March 31, 2025	March 31, 2024	Reported Sales	Acquisition/Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,343.7	$5,350.0	(0.1)%	(2.8)%	(1.3)%	(1.6)%	5.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; the first quarter of 2025 had one less workday compared to the first quarter of 2024.
Net sales were $5,343.7 million for the first quarter of 2025 compared to $5,350.0 million for the first quarter of 2024, a decrease of 0.1%. Adjusting in part for the 2.8% net decrease from the divestiture of the WIS business and acquisition of Ascent, organic sales for the first quarter of 2025 grew by 5.6%. This growth is reflective of an approximately 4% increase in volume, driven by volume increases in the CSS and EES segments, partially offset by a decline in the UBS segment, and by the impact of changes in price, which favorably impacted consolidated organic sales by approximately 1%.
Cost of Goods Sold
Cost of goods sold for the first quarter of 2025 was $4,218.1 million compared to $4,212.1 million for the first quarter of 2024, an increase of 0.1%. Cost of goods sold as a percentage of net sales was 78.9% and 78.7% for the first quarter of 2025 and 2024, respectively. The unfavorable increase of 20 basis points primarily reflects a decrease in CSS and EES gross margin partially offset by the impact of the divestiture of the WIS business, and also reflects lower supplier volume rebates and higher inventory adjustments.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2025 totaled $836.3 million versus $829.4 million for the first quarter of 2024, an increase of $6.9 million, or 0.8%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	March 31, 2025	% of net sales	March 31, 2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$836.3	15.7%	$829.4	15.5%
Digital transformation costs(1)	(6.2)		(6.1)
Restructuring costs(2)	(1.1)		(8.0)
Excise taxes on excess pension plan assets(3)	—		(4.8)
Adjusted selling, general and administrative expenses	$829.0	15.5%	$810.5	15.1%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
SG&A payroll and payroll-related expenses for the first quarter of 2025 of $519.4 million decreased by $4.7 million compared to the same period in 2024 primarily as a result of a decrease of $3.1 million in commissions and incentives, which include the impact of the WIS divestiture.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A expenses not related to payroll and payroll-related costs for the first quarter of 2025 were $316.9 million, an increase of $11.6 million compared to the same period in 2024, which primarily reflects higher costs to operate our facilities of $6.9 million and higher transportation costs of $6.9 million.
Income from Operations
Income from operations was $240.9 million for the first quarter of 2025 compared to $263.0 million for the first quarter of 2024. The decrease of $22.1 million, or 8.4%, reflects a slight decline in sales, higher cost of goods sold as a percentage of net sales due to a decrease in CSS and EES gross margin partially offset by the impact of the divestiture of the WIS business, and an increase in SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $86.3 million for the first quarter of 2025 compared to $94.4 million for the first quarter of 2024. The decrease of $8.1 million, or 8.6%, primarily reflects lower borrowings and lower interest rates.
Other (Income) Expense, net
Other non-operating expense totaled $0.2 million for the first quarter of 2025 compared to $21.6 million for the first quarter of 2024. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $1.1 million for the first quarter of 2025 compared to a net loss of $17.4 million for the first quarter of 2024. We recognized net benefits of $0.8 million and net costs of $5.9 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended March 31, 2025 and 2024, respectively.
The following table reconciles other non-operating (income) expense to adjusted other non-operating (income) expense, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
Adjusted Other (Income) Expense, net:	(In millions)
Other expense, net	$0.2	$21.6
Loss on termination of business arrangement(1)	(0.3)	—
Pension settlement cost(2)	—	(5.5)
Adjusted other (income) expense, net	$(0.1)	$16.1
(1)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(2)    Pension settlement cost represents expense related to the final settlement of the Company's U.S. pension plan.
Income Taxes
The provision for income taxes was $36.1 million for the first quarter of 2025 compared to $30.9 million for the corresponding quarter of the prior year, resulting in effective tax rates of 23.4% and 21.0%, respectively. The higher effective tax rate for the first quarter of 2025 is due to lower discrete income tax benefits resulting from the exercise and vesting of stock-based awards as compared to the prior year.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $104.0 million and $2.10, respectively, for the first quarter of 2025 compared to $101.4 million and $1.95, respectively, for the first quarter of 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $109.6 million and $2.21, respectively, for the three months ended March 31, 2025 and $119.2 million and $2.30, respectively, for the three months ended March 31, 2024.
The decrease in adjusted earnings per diluted share primarily reflects the increase in cost of goods sold as a percentage of net sales and increase in SG&A expenses, partially offset by decreases in interest expense and adjusted other expense, all of which are discussed above. Additionally, there was a positive impact from the reduction in outstanding shares during the first quarter of 2025 as compared to the first quarter of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $310.7 million for the first quarter of 2025, compared to $340.4 million for the first quarter of 2024, a decrease of $29.7 million, or 8.7% year-over-year. The decrease primarily reflects a $6.3 million decrease in net sales, a $6.0 million increase in cost of goods sold related to increased large project sales, and a $6.9 million increase in SG&A expenses, all of which include the impact of the WIS divestiture. Included in the increase in SG&A expenses is a $6.9 million decrease in restructuring costs, which is an adjustment to calculate adjusted EBITDA.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended March 31, 2025. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures. As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended March 31, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2025	March 31, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,065.3	$2,064.3	—%	—%	(1.8)%	(1.6)%	3.4%
Adjusted EBITDA	$142.6	$161.8
Adjusted EBITDA margin %	6.9%	7.8%
EES reported net sales of $2,065.3 million for the first quarter of 2025 compared to $2,064.3 million for the first quarter of 2024, an increase of $1.0 million. EES organic sales for the first quarter of 2025 grew by 3.4%, driven by the impact of changes in price. Volume did not have a material impact on the year over year growth in EES organic sales.
EES adjusted EBITDA decreased $19.2 million, or 11.9% year-over-year. The decrease primarily reflects an increase in cost of goods sold of $13.2 million, which is inclusive of higher inventory adjustments of approximately $4.0 million. Additionally, SG&A expenses increased $7.0 million as compared to the prior year, which was primarily attributed to an increase in transportation costs of $2.5 million and an increase in operations expenses of $2.5 million.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2025	March 31, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,000.3	$1,704.8	17.3%	2.3%	(1.5)%	(1.6)%	18.1%
Adjusted EBITDA	$158.5	$131.2
Adjusted EBITDA margin %	7.9%	7.7%
CSS reported net sales of $2,000.3 million for the first quarter of 2025 compared to $1,704.8 million for the first quarter of 2024, an increase of $295.5 million, or 17.3%, which is inclusive of a favorable impact from the acquisition of Ascent of 2.3%. CSS organic sales for the first quarter of 2025 grew by 18.1%, primarily reflecting volume growth in the data center solutions business. Changes in price did not have a material impact on the year-over-year growth in CSS organic sales.
CSS adjusted EBITDA increased $27.3 million, or 20.8% year-over-year. The increase primarily reflects a $295.5 million increase in net sales, as described above, partially offset by a corresponding increase in cost of goods sold of $247.2 million, and an increase in SG&A expenses of $20.7 million. The increase in SG&A expenses is primarily attributed to a $6.9 million increase in transportation costs consistent with higher sales, increased salaries of $4.0 million and increased commissions and incentives of $3.5 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2025	March 31, 2024	Reported Sales	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,278.1	$1,580.9	(19.2)%	(12.2)%	(0.5)%	(1.6)%	(4.9)%
Adjusted EBITDA	$138.3	$169.4
Adjusted EBITDA margin %	10.8%	10.7%
UBS reported net sales of $1,278.1 million for the first quarter of 2025 compared to $1,580.9 million for the first quarter of 2024, a decrease of $302.8 million, or 19.2%, which is inclusive of an unfavorable impact from the divestiture of the WIS business of 12.2%. UBS organic sales for the first quarter of 2025 declined by 4.9%, reflecting volume declines, primarily as a result of ongoing customer destocking. Changes in price did not have a material impact on the year-over-year decline in UBS organic sales.
UBS adjusted EBITDA decreased $31.1 million, or 18.4% year-over-year. The decrease primarily reflects the $302.8 million decline in net sales, as described above, partially offset by a corresponding decrease in cost of goods sold of $254.4 million, which is inclusive of lower supplier volume rebates of $3.8 million. SG&A expenses decreased $17.8 million as compared to the prior year, primarily due to lower salaries of $5.2 million, lower commissions and incentives of $4.0 million, and lower benefits of $2.6 million, all of which are primarily attributable to the divestiture of the WIS business.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$125.1	$127.2	$130.3	$(278.6)	$104.0
Net (loss) income attributable to noncontrolling interests	(0.1)	0.1	—	(0.1)	(0.1)
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(1)	—	—	—	36.1	36.1
Interest expense, net(1)	—	—	—	86.3	86.3
Depreciation and amortization	12.2	19.0	7.8	9.4	48.4
Other expense (income), net	4.4	10.9	(0.2)	(14.9)	0.2
Stock-based compensation expense	1.0	1.3	0.4	7.5	10.2
Digital transformation costs(2)	—	—	—	6.2	6.2
Cloud computing arrangement amortization(3)	—	—	—	3.9	3.9
Restructuring costs(4)	—	—	—	1.1	1.1
Adjusted EBITDA	$142.6	$158.5	$138.3	$(128.7)	$310.7
Adjusted EBITDA margin %	6.9%	7.9%	10.8%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Digital transformation costs include costs associated with certain digital transformation initiatives.
(3) Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$144.9	$91.7	$160.8	$(296.0)	$101.4
Net (loss) income attributable to noncontrolling interests	(0.4)	0.4	—	0.3	0.3
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(2)	—	—	—	30.9	30.9
Interest expense, net(2)	—	—	—	94.4	94.4
Depreciation and amortization	11.1	18.1	7.0	9.3	45.5
Other expense (income), net	5.1	19.4	0.8	(3.7)	21.6
Stock-based compensation expense	1.1	1.6	0.8	6.6	10.1
Restructuring costs(3)	—	—	—	8.0	8.0
Digital transformation costs(4)	—	—	—	6.1	6.1
Excise taxes on excess pension plan assets(5)	—	—	—	4.8	4.8
Cloud computing arrangement amortization(6)	—	—	—	2.9	2.9
Adjusted EBITDA	$161.8	$131.2	$169.4	$(122.0)	$340.4
Adjusted EBITDA margin %	7.8%	7.7%	10.7%
(1) As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended March 31, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

(2) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(3) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(4) Digital transformation costs include costs associated with certain digital transformation initiatives.
(5) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
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

	Three Months Ended
	March 31, 2025	March 31, 2024
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$836.3	$829.4
Digital transformation costs(1)	(6.2)	(6.1)
Restructuring costs(2)	(1.1)	(8.0)
Excise taxes on excess pension plan assets(3)	—	(4.8)
Adjusted selling, general and administrative expenses	$829.0	$810.5

Adjusted Income from Operations:
Income from operations	$240.9	$263.0
Digital transformation costs(1)	6.2	6.1
Restructuring costs(2)	1.1	8.0
Excise taxes on excess pension plan assets(3)	—	4.8
Adjusted income from operations	$248.2	$281.9

Adjusted Other (Income) Expense, net:
Other expense, net	$0.2	$21.6
Loss on termination of business arrangement(4)	(0.3)	—
Pension settlement cost(5)	—	(5.5)
Adjusted other (income) expense, net	$(0.1)	$16.1

Adjusted Provision for Income Taxes:
Provision for income taxes	$36.1	$30.9
Income tax effect of adjustments to income from operations and other (income) expense, net(6)	2.0	6.6
Adjusted provision for income taxes	$38.1	$37.5
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(4)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(5)    Pension settlement cost represents expense related to the final settlement of the Company's U.S. pension plan.
(6)    The adjustments to income from operations and other (income) expense, net have been tax effected at rates of 26.4% and 27.0% for the three months ended March 31, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2025	March 31, 2024
(In millions, except per share data)
Adjusted income from operations	$248.2	$281.9
Interest expense, net	86.3	94.4
Adjusted other (income) expense, net	(0.1)	16.1
Adjusted income before income taxes	162.0	171.4
Adjusted provision for income taxes	38.1	37.5
Adjusted net income	123.9	133.9
Net (loss) income attributable to noncontrolling interests	(0.1)	0.3
Adjusted net income attributable to WESCO International, Inc.	124.0	133.6
Preferred stock dividends	14.4	14.4
Adjusted net income attributable to common stockholders	$109.6	$119.2

Diluted shares	49.6	51.9
Adjusted earnings per diluted share	$2.21	$2.30
Note: For the three months ended March 31, 2025, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the loss on termination of business arrangement, and the related income tax effects. For the three months ended March 31, 2024, SG&A expenses, income from operations, other non-operating expense, the provision for income taxes and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, pension settlement cost and excise taxes on excess pension plan assets related to the final settlement of the Anixter Inc. Pension Plan, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of March 31, 2025, we had approximately $1.7 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $275.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $404.8 million, provided liquidity of approximately $2.4 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
As described in Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 6, 2025, Wesco Distribution issued $800 million aggregate principal amount of 6.375% senior notes due 2033 (the “2033 Notes”). We intend to use the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding Series A Preferred Stock and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025, and repay a portion of the amounts outstanding under the Revolving Credit Facility. Prior to redeeming the Series A Preferred Stock, we used the net proceeds to temporarily repay all of the outstanding borrowings under our Revolving Credit Facility and to repay a portion of the amounts outstanding under our Receivables Facility. We intend to subsequently redraw under the Receivables Facility and/or the Revolving Credit Facility in an aggregate amount sufficient to redeem the Series A Preferred Stock.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable in the first three months of 2025 after the Federal Reserve reduced its benchmark interest rate by a total of 100 basis points in the second half of 2024. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
As of March 31, 2025, approximately 74% of our debt portfolio consisted of fixed rate debt. As noted above, we used the net proceeds from our issuance of the 2033 Notes to temporarily repay all of the outstanding borrowings under our Revolving Credit Facility and a portion of the amounts outstanding under our Receivables Facility, which are both variable rate facilities. We intend to subsequently withdraw under our Receivables Facility and/or our Revolving Credit Facility in an aggregate amount sufficient to redeem the Series A Preferred Stock. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at share repurchases, the payment of dividends, debt reduction, digital transformation initiatives, potential acquisitions and related integration activities, and the redemption of Series A Preferred Stock. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the first quarter of 2025, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of March 31, 2025.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.1x as of March 31, 2025 and 2.9x as of December 31, 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	March 31, 2025	December 31, 2024
(In millions, except ratios)
Net income attributable to common stockholders	$662.8	$660.2
Net income attributable to noncontrolling interests	1.4	1.8
Preferred stock dividends	57.4	57.4
Provision for income taxes	236.7	231.6
Interest expense, net	356.9	364.9
Depreciation and amortization	186.1	183.2
EBITDA	$1,501.3	$1,499.1
Other income, net	(114.0)	(92.7)
Stock-based compensation expense	29.0	28.9
Digital transformation costs(1)	25.0	24.9
Restructuring costs(2)	5.1	12.1
Cloud computing arrangement amortization(3)	15.2	14.1
Loss on abandonment of assets(4)	17.8	17.8
Excise taxes on excess pension plan assets(5)	0.1	4.9
Adjusted EBITDA	$1,479.5	$1,509.1

	As of
	March 31, 2025	December 31, 2024
Short-term debt and current portion of long-term debt, net	$21.0	$19.5
Long-term debt, net	5,136.6	5,045.5
Debt issuance costs and debt discount(6)	57.9	47.2
Fair value adjustments to the Anixter Senior Notes(6)	—	(0.1)
Total debt	5,215.5	5,112.1
Less: Cash and cash equivalents	681.6	702.6
Total debt, net of cash	$4,533.9	$4,409.5

Financial leverage ratio	3.1	2.9
(1)Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(4)Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company’s operations.
(5)Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
(6)Debt is presented in the condensed consolidated balance sheets net of debt issuance and debt discount costs, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt issuance costs, debt discount and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.

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
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of March 31, 2025, we had no balance outstanding on the Revolving Credit Facility and $1,275.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $9.5 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of March 31, 2025, we had $0.4 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of March 31, 2025, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first three months of 2025 and 2024 follows:
Operating Activities
Net cash provided by operating activities for the first three months of 2025 totaled $28.0 million, compared to $746.3 million for the first three months of 2024. Net cash provided by operating activities for the first three months of 2025 included net income of $118.3 million and non-cash adjustments to net income totaling $66.5 million, which primarily comprised depreciation and amortization, stock-based compensation expense, and amortization of debt issuance costs and debt discount.
Other sources of cash in the first three months of 2025 included an increase in accounts payable of $343.8 million primarily due to the increase in inventory as well as the timing of purchases and payment to suppliers, and a decrease in other accounts receivable of $65.1 million, primarily due to the collection of supplier volume rebates earned in 2024 in excess of current year accruals. Primary uses of cash in the first three months of 2025 included an increase in inventories of $227.4 million, primarily due to an increase in volume related to ongoing projects, an increase in trade accounts receivable of $188.7 million due to significant growth in sales in the CSS segment, as well as the timing of receipts from customers. Uses of cash in the first three months of 2025 also included a decrease in accrued payroll and benefit costs of $77.1 million primarily due to the payment of management incentive compensation earned in 2024 and an increase in accrued sales incentives, an increase in other current and noncurrent assets of $35.6 million primarily due to increases in capitalized costs associated with developing cloud computing arrangements, and a decrease in other current and noncurrent liabilities of $36.9 million, primarily due to decreases in accrued income taxes payable, related to the purchase of transferable tax credits.
Net cash provided by operating activities for the first three months of 2024 included net income of $116.1 million and non-cash adjustments to net income totaling $70.1 million, which primarily comprised depreciation and amortization, stock-based compensation expense, pension settlement costs, other operating activities, and amortization of debt issuance costs and debt discount.
Other sources of cash in the first three months of 2024 included an increase in accounts payable of $620.9 million primarily due to the impact of a system conversion, the timing of inventory purchases, and a bank holiday at the end of the quarter that delayed payments, a decrease in other accounts receivable of $78.9 million primarily due to the collection of supplier volume rebates earned in 2023 in excess of income accrued during the current period, and an increase in other current and noncurrent liabilities of $75.0 million, due to increases in accrued interest payable and deferred revenue, partially offset by a decrease in federal taxes payable. Primary uses of cash in the first three months of 2024 included an increase in trade accounts receivable of $116.1 million due to the timing of receipts from customers, an increase in other current and noncurrent assets of $60.1 million primarily due to excess pension plan assets, an increase in supplier prepayments, capitalized costs associated with developing cloud computing arrangements, and a decrease in accrued payroll and benefit costs of $44.0 million resulting primarily from the payment of management incentive compensation earned in 2023.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Investing Activities
Net cash used in investing activities for the first three months of 2025 was $54.4 million compared to $16.5 million used in the first three months of 2024. Included in the first three months of 2025 was $35.2 million paid to acquire Industrial Software Solutions, net of cash acquired. Capital expenditures were $20.4 million for the first three months of 2025 and 2024, which primarily comprised leasehold improvements to support our global network of locations, internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as machinery and equipment.
Financing Activities
Net cash provided by financing activities for the first three months of 2025 was $2.3 million, compared to net cash used in financing activities of $254.5 million during the first three months of 2024. During the first three months of 2025, financing activities primarily comprised the proceeds of $800.0 million related to the issuance of the 2033 Notes, net repayments of $525.0 million related to our Revolving Credit Facility, net repayments of $175.0 million related to our Receivables Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first three months of 2025 also included $25.0 million of common stock repurchases, $22.1 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $18.0 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first three months of 2024, financing activities primarily comprised proceeds of $900.0 million and $850.0 million related to the issuance of the 2029 Notes and 2032 Notes, respectively, net repayments of $953.0 million related to our Revolving Credit Facility, net repayments of $912.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first three months of 2024 also included $50.0 million of common stock repurchases, $25.2 million of payments for taxes related to the exercise and vesting of stock-based awards, and $20.9 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Important factors that could cause actual results or events to differ materially from those presented or implied in the forward-looking statements include, among others, the failure to achieve the anticipated benefits of, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions; the inability to successfully integrate acquired businesses; the impact of increased interest rates or borrowing costs; fluctuations in currency exchange rates; evolving impacts from tariffs or other trade tensions between the U.S. and other countries (including implementation of new tariffs and retaliatory measures); failure to adequately protect Wesco's intellectual property or successfully defend against infringement claims; the inability to successfully deploy new technologies, digital products and information systems or to otherwise adapt to emerging technologies in the marketplace, such as those incorporating artificial intelligence; failure to execute on our efforts and programs related to environmental, social and governance (ESG) matters; unanticipated expenditures or other adverse developments related to compliance with new or stricter government policies, laws or regulations, including those relating to data privacy, sustainability and environmental protection; the inability to successfully develop, manage or implement new technology initiatives or business strategies, including with respect to the expansion of e-commerce capabilities and other digital solutions and digitalization initiatives; disruption of information technology systems or operations; natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks; supply chain disruptions; geopolitical issues, including the impact of the evolving conflicts in the Middle East and Russia/Ukraine; the impact of sanctions imposed on, or other actions taken by the U.S. or other countries against, Russia or China; the failure to manage the increased risks and impacts of cyber incidents or data breaches; and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, any of which may have a material adverse effect on the Company's business, results of operations and financial condition. All such factors are difficult to predict and are beyond the Company's control. Additional factors that could cause results to differ materially from those described above can be found in Wesco's most recent Annual Report on Form 10-K and other periodic reports filed with the U.S. Securities and Exchange Commission.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors”.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
January 1 – January 31, 2025	1,500	$182.69	—	$488.9
February 1 – February 28, 2025	70,902	$195.21	—	$488.9
March 1 – March 31, 2025	175,368	$165.23	153,228	$463.9
Total	247,770	$173.92	153,228
(1)    There were 94,542 shares purchased during the quarterly period ended March 31, 2025 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units and performance-based awards.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended March 31, 2025, the Company entered into spot repurchase transactions through brokers to purchase 153,228 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
4.1	Indenture, dated as of March 6, 2025, among WESCO Distribution, Inc., WESCO International, Inc., Anixter, Inc., and U.S. Bank Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 6, 2025

4.2	Form of 6.375% Senior Note due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit A to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 6, 2025

10.1	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Performance Share Unit Award Agreement.	Filed herewith

10.2
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 28, 2025, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated March 6, 2025

10.3
Ninth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of February 28, 2025, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated March 6, 2025

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

WESCO International, Inc.
(Registrant)

May 1, 2025	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 1, 2025	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)