Form 10-Q
period 2025-06-30
WESCO INTERNATIONAL INC
filed 2025-07-31
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2025, 48,662,715 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$667.0	$702.6
Trade accounts receivable, net of allowance for expected credit losses of $63.4 and $55.0 in 2025 and 2024, respectively	3,942.8	3,454.4
Other accounts receivable	410.7	416.3
Inventories	3,971.2	3,501.7
Prepaid expenses and other current assets	251.9	276.4
Total current assets	9,243.6	8,351.4
Property, buildings and equipment, net of accumulated depreciation of $602.1 and $554.1 in 2025 and 2024, respectively	453.3	442.9
Operating lease assets	844.9	735.1
Intangible assets, net	1,815.1	1,835.9
Goodwill	3,351.7	3,280.1
Deferred income taxes	45.9	41.9
Other assets	448.0	374.1
Total assets	$16,202.5	$15,061.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,291.4	$2,670.6
Accrued payroll and benefit costs	212.9	242.3
Short-term debt and current portion of long-term debt	27.3	19.5
Other current liabilities	899.6	871.6
Total current liabilities	4,431.2	3,804.0
Long-term debt, net of debt discount and debt issuance costs of $54.5 and $47.2 in 2025 and 2024, respectively	5,641.2	5,045.5
Operating lease liabilities	719.0	614.8
Deferred income taxes	414.3	415.6
Other noncurrent liabilities	241.8	216.0
Total liabilities	$11,447.5	$10,095.9
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, no shares issued or outstanding in 2025, 21,612 shares issued and outstanding in 2024	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,803,944 and 69,627,398 shares issued, and 48,660,000 and 48,790,595 shares outstanding in 2025 and 2024, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2025 and 2024, respectively	—	—
Additional capital	1,484.8	2,051.6
Retained earnings	5,205.0	4,960.7
Treasury stock, at cost; 25,483,375 and 25,176,234 shares in 2025 and 2024, respectively	(1,546.8)	(1,495.1)
Accumulated other comprehensive loss	(381.5)	(547.2)
Total WESCO International, Inc. stockholders’ equity	4,762.2	4,970.7
Noncontrolling interests	(7.2)	(5.2)
Total stockholders’ equity	4,755.0	4,965.5
Total liabilities and stockholders’ equity	$16,202.5	$15,061.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net sales	$5,899.6	$5,479.7	$11,243.3	$10,829.7
Cost of goods sold (excluding depreciation and amortization)	4,656.9	4,281.7	8,875.0	8,493.8
Selling, general and administrative expenses	872.2	828.4	1,708.5	1,657.8
Depreciation and amortization	48.3	46.1	96.7	91.6
Income from operations	322.2	323.5	563.1	586.5
Interest expense, net	92.9	98.8	179.2	193.2
Other income, net	(7.3)	(95.9)	(7.1)	(74.3)
Income before income taxes	236.6	320.6	391.0	467.6
Provision for income taxes	61.8	87.8	97.9	118.7
Net income	174.8	232.8	293.1	348.9
Less: Net income attributable to noncontrolling interests	0.3	0.7	0.2	1.0
Net income attributable to WESCO International, Inc.	174.5	232.1	292.9	347.9
Plus: Gain on redemption of Series A Preferred Stock	27.6	—	27.6	—
Less: Preferred stock dividends	12.9	14.4	27.3	28.7
Net income attributable to common stockholders	$189.2	$217.7	$293.2	$319.2

Earnings per share attributable to common stockholders
Basic	$3.88	$4.34	$6.01	$6.32
Diluted	$3.83	$4.28	$5.92	$6.22

Other comprehensive income (loss):
Foreign currency translation adjustments and other	150.2	(21.8)	166.3	(93.4)
Post-retirement benefit plan adjustments, net of tax	(0.3)	(0.1)	(0.6)	1.8
Other comprehensive income (loss)	149.9	(21.9)	165.7	(91.6)
Comprehensive income	324.7	210.9	458.8	257.3
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.7	0.2	1.0
Plus: Gain on redemption of Series A Preferred Stock	27.6	—	27.6	—
Less: Preferred stock dividends	12.9	14.4	27.3	28.7
Comprehensive income attributable to common stockholders	$339.1	$195.8	$458.9	$227.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended
	June 30
	2025	2024
Operating activities:
Net income	$293.1	$348.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.7	91.6
Stock-based compensation expense	18.6	12.8
Amortization of debt issuance costs and debt discount	6.6	8.8
Gain on divestiture	—	(102.9)
Loss on abandonment of assets	—	17.8
Other operating activities, net	8.1	4.0
Changes in assets and liabilities:
Trade accounts receivable, net	(431.2)	(258.8)
Other accounts receivable	12.8	60.7
Inventories	(403.1)	18.9
Other current and noncurrent assets	(24.4)	(90.0)
Accounts payable	574.7	341.9
Accrued payroll and benefit costs	(38.0)	(0.8)
Other current and noncurrent liabilities	21.9	69.6
Net cash provided by operating activities	135.8	522.5
Investing activities:
Capital expenditures	(42.2)	(41.2)
Acquisition payments, net of cash acquired	(36.0)	(30.1)
Proceeds from divestiture, net of cash transferred	—	334.2
Other investing activities, net	1.3	6.2
Net cash (used in) provided by investing activities	(76.9)	269.1
Financing activities:
Proceeds from short-term debt, net	5.4	—
Proceeds from issuance of long-term debt	3,589.0	4,756.0
Repayments of long-term debt	(2,989.4)	(4,874.2)
Debt issuance costs	(14.0)	(26.6)
Payments for taxes related to net-share settlement of equity awards	(18.4)	(26.0)
Repurchases of common stock	(50.0)	(350.0)
Redemption of preferred stock	(540.3)	—
Payment of common stock dividends	(44.2)	(41.2)
Payment of preferred stock dividends	(27.3)	(28.7)
Other financing activities, net	(19.1)	9.3
Net cash used in financing activities	(108.3)	(581.4)
Effect of exchange rate changes on cash and cash equivalents	13.8	(17.8)
Net change in cash and cash equivalents	(35.6)	192.4
Cash and cash equivalents at the beginning of period	702.6	524.1
Cash and cash equivalents at the end of period	$667.0	$716.5
Supplemental disclosures:
Cash paid for interest	$161.9	$156.0
Cash paid for income taxes	$143.1	$154.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$203.0	$132.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
Exercise of stock-based awards	—	257,230					—		(0.9)	(5,053)			(0.9)
Stock-based compensation expense							10.2						10.2
Repurchases of common stock, including excise taxes									(25.3)	(153,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(89,463)					(12.3)	(4.8)					(17.1)
Noncontrolling interests											(0.1)		(0.1)
Net income attributable to WESCO International, Inc.								118.4					118.4
Common stock dividends								(22.1)					(22.1)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other											0.1	15.8	15.9
Balance, March 31, 2025	$0.7	69,795,165	$—	4,339,431	$—	21,612	$2,049.5	$5,037.8	$(1,521.3)	(25,334,515)	$(5.2)	$(531.4)	$5,030.1
Exercise of stock-based awards	—	9,181					0.3		(0.3)	(1,560)			—
Stock-based compensation expense							8.4						8.4
Repurchases of common stock, including excise taxes									(25.2)	(147,300)			(25.2)
Redemption of preferred stock					—	(21,612)	(573.3)						(573.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(402)					(0.1)						(0.1)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								174.5					174.5
Common stock dividends								(22.1)					(22.1)
Gain on redemption of preferred stock								27.6					27.6
Preferred stock dividends								(12.9)					(12.9)
Dividends to noncontrolling interests											(2.3)		(2.3)
Translation adjustments and other								0.1				149.9	150.0
Balance, June 30, 2025	$0.7	69,803,944	$—	4,339,431	$—	—	$1,484.8	$5,205.0	$(1,546.8)	(25,483,375)	$(7.2)	$(381.5)	$4,755.0

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2025, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
In the first quarter of 2025, a portion of the EES reportable segment was moved to the CSS reportable segment as a result of operational realignment. The reportable segment financial information for the three and six months ended June 30, 2024 has been recast to conform to the current year presentation. The recast does not impact previously reported condensed consolidated results. Refer to Note 14, “Business Segments” for the recasted segment disclosures.
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
The following table disaggregates Wesco’s net sales by geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
United States	$4,386.9	$4,050.5	$8,361.5	$8,048.1
Canada	804.0	744.4	1,516.8	1,462.9
Other International(1)	708.7	684.8	1,365.0	1,318.7
Total by geography(2)	$5,899.6	$5,479.7	$11,243.3	$10,829.7
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Deferred revenue is generally recognized within a year or less from the date of the advance billing or payment receipt. At June 30, 2025 and December 31, 2024, $108.7 million and $141.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $13.0 million and $70.4 million of revenue during the three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024, and recognized $14.3 million and $57.1 million of revenue during the three and six months ended June 30, 2024, respectively, that was included in the deferred revenue balance as of December 31, 2023.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $109.4 million and $110.0 million, for the three months ended June 30, 2025 and 2024, respectively, and by approximately $222.4 million and $220.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company's estimated product return obligation was $41.9 million and $41.0 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $83.9 million and $75.7 million for the three months ended June 30, 2025 and 2024, respectively, and $160.4 million and $145.3 million for the six months ended June 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. ACQUISITIONS AND DIVESTITURES
Industrial Software Solutions
On January 2, 2025, the Company acquired 100% of the equity securities of Industrial Software Solutions I, Inc. and Industrial Software Solutions ULC (collectively, “ISS”), an industrial automation consulting company, software distributor, and AVEVA Select Partner, for total cash consideration of $36.3 million, net of cash acquired. The assets acquired primarily included a distribution agreement intangible asset and a customer relationships intangible asset, with fair values of $10.6 million and $5.0 million, respectively, based on income valuation methods, with the excess of $20.1 million primarily allocated to goodwill in the Company’s EES reportable segment.
Ascent, LLC
On December 5, 2024, through its wholly-owned subsidiary Anixter Inc., the Company acquired 100% of the equity securities of Ascent, LLC (“Ascent”). Headquartered in St. Louis, Missouri, Ascent is a provider of data center facility management services with more than 300 employees in the U.S. and Canada. Ascent’s expertise in engineering and design-build consultation services, in addition to daily site operations and critical facility intelligence software, extends the Company’s suite of capabilities and solutions that serve the entire lifecycle of the data center. The Company funded the purchase price paid at closing with cash on hand as well as borrowings under its revolving credit facility. The total fair value of consideration transferred for the acquisition of Ascent consisted of $179.2 million, net of cash acquired.
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
The following table sets forth the preliminary allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Ascent:

Assets	(In millions)
Cash and cash equivalents	$7.6
Trade accounts receivable	33.5
Intangible asset(1)	58.0
Goodwill	118.4
Other current and noncurrent assets	45.0
Total assets	$262.5

Liabilities
Accounts payable	$20.9
Accrued payroll and benefit costs	7.9
Other current and noncurrent liabilities	46.9
Total liabilities	$75.7

Fair value of net assets acquired, including goodwill and intangible asset	$186.8
(1)    Consists of a customer relationship intangible asset with an estimated useful life of 15 years.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Independent Electric Supply Inc.
Effective July 1, 2024, the Company acquired 100% of the equity securities of Independent Electric Supply Inc. (“IES”), a full-line electrical distributor headquartered in Ontario, Canada for $13.2 million, net of cash acquired.
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which owned and operated the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, net of cash acquired, and contingent consideration not to exceed $8.0 million. The purchase consideration was allocated to a developed software intangible asset with an estimated fair value of $8.0 million based on an income valuation method, with the excess of $29.0 million allocated to goodwill in the Company’s CSS reportable segment.
Wesco Integrated Supply (“WIS”) Divestiture
On April 1, 2024, Wesco Distribution, Inc. (“Wesco Distribution”) completed the sale of its WIS business for total consideration of $354.9 million, which was adjusted for net working capital, closing cash, and closing indebtedness. The WIS business, located primarily in the U.S. and Canada, was part of the UBS reportable segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The Company recognized a gain from the sale of $122.2 million, which was recorded as a component of other income, net in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2025	$799.3	$1,347.0	$1,133.8	$3,280.1
Adjustments to goodwill for acquisitions	20.1	0.3	—	20.4
Foreign currency exchange rate changes	28.8	8.5	13.9	51.2
Ending balance, June 30, 2025	$848.2	$1,355.8	$1,147.7	$3,351.7

The components of intangible assets are as follows:

		As of
		June 30, 2025			December 31, 2024
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$791.9	$—	$791.9	$789.7	$—	$789.7
Customer relationships	9 - 20	1,525.3	(529.2)	996.1	1,502.4	(476.4)	1,026.0
Distribution agreements	8 - 19	40.0	(29.2)	10.8	29.2	(27.7)	1.5
Trademarks	5 and 12	15.5	(12.9)	2.6	15.5	(11.7)	3.8
Software	7	16.0	(2.3)	13.7	16.0	(1.1)	14.9
		$2,388.7	$(573.6)	$1,815.1	$2,352.8	$(516.9)	$1,835.9
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $22.3 million and $21.9 million for the three months ended June 30, 2025 and 2024, respectively, and $44.5 million and $43.8 million for the six months ended June 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2025	$45.6
2026	86.1
2027	83.2
2028	81.5
2029	80.4
Thereafter	646.4
Total	$1,023.2
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and six months ended June 30, 2025 and 2024, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options granted	4,745	—	89,221	85,425
Weighted-average fair value	$79.03	n/a	$76.72	$72.05

Restricted stock units granted	7,144	35,992	222,747	238,291
Weighted-average fair value	$164.30	$184.73	$179.33	$157.19

Performance-based awards granted	4,562	570	76,864	193,565
Weighted-average fair value	$194.03	$147.40	$191.86	$108.83
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Risk free interest rate	4.0%	n/a	4.1%	4.2%
Expected life (in years)	5	n/a	5	5
Expected volatility	47%	n/a	47%	55%
Expected dividend yield	0.98%	n/a	1.01%	1.09%
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
The following table sets forth a summary of stock options and related information for the six months ended June 30, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	234,814	$147.08
Granted	89,221	180.72
Exercised	(2,139)	140.90
Forfeited	(12,488)	169.83
Outstanding at June 30, 2025	309,408	$155.90	8.0	$9.1
Exercisable at June 30, 2025	153,368	$141.94	6.8	$6.6
For the six months ended June 30, 2025, the aggregate intrinsic value of stock options exercised during such period was not material.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	699,044	$58.90
Granted	—	—
Exercised	(27,781)	50.82
Forfeited	—	—
Outstanding at June 30, 2025	671,263	$59.24	3.8	$84.6
Exercisable at June 30, 2025	671,263	$59.24	3.8	$84.6
For the six months ended June 30, 2025, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $3.6 million.
The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	427,570	$149.84
Granted	222,747	179.33
Vested	(167,298)	146.16
Forfeited	(31,702)	177.50
Unvested at June 30, 2025	451,317	$163.67
The following table sets forth a summary of performance-based awards and related information for the six months ended June 30, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	214,517	$147.19
Granted	76,864	191.86
Vested	(75,189)	122.09
Forfeited	(16,436)	171.51
Unvested at June 30, 2025	199,756	$171.83

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco recognized $8.4 million and $2.7 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, and $18.6 million and $12.8 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively, which is included in selling, general and administrative expenses for such periods. As of June 30, 2025, there was $82.4 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2025	$22.1
2026	34.5
2027	22.2
2028	3.6
7. STOCKHOLDERS’ EQUITY
Share Repurchases
On May 31, 2022, the Company’s Board of Directors adopted a resolution authorizing the repurchase of up to $1 billion of the Company’s common stock and 10.625% Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice.
During the three and six months ended June 30, 2025, the Company entered into spot repurchase transactions through a broker to purchase 147,300 and 300,528 shares, respectively, of its common stock in the open market for cash totaling $25.3 million and $50.6 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three and six months ended June 30, 2024, the Company entered into spot repurchase transactions through a broker to purchase 1,679,176 and 2,022,323 shares, respectively, of its common stock in the open market for cash totaling $303.0 million and $353.5 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.
Series A Preferred Stock Redemption
On February 13, 2025, the Company's Board of Directors adopted a resolution authorizing the redemption of all outstanding shares of the Company's Series A Preferred Stock. As this authorization was separate from the May 31, 2022 share purchase authorization noted above, the redemption of Series A Preferred Stock did not impact the approximate dollar value of shares that may be repurchased under the earlier 2022 authorization.
As of June 22, 2025, the Company redeemed all 21,612 outstanding shares of its Series A Preferred Stock, and the related depositary shares, each representing 1/1,000th of one share of Series A Preferred Stock, at a redemption price of $25,000 per share, for a total payment of $540.3 million. The Company accrued $5.4 million in excise tax and recognized a $27.6 million gain from the redemption as income attributable to common stockholders. As described in Note 9, “Debt”, Wesco funded the redemption with the net proceeds from the March 2025 issuance of the 6.375% senior notes due 2033.
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1	million
May 29, 2025	June 13, 2025	June 30, 2025	$0.454	$22.1	million

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
During the three and six months ended June 30, 2025, the Company's Board of Directors also declared and the Company paid quarterly cash dividends totaling $12.9 million and $27.3 million, respectively, relating to its Series A Preferred Stock. For the three months ended June 30, 2025, the dividend rate per depositary share was prorated to $0.598, compared to the prior period dividend rates of $0.664, as a result of the redemption of the Series A Preferred Stock in June 2025. During the three and six months ended June 30, 2024, the Company's Board of Directors declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million and $28.7 million, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share data)	2025	2024	2025	2024
Net income attributable to WESCO International, Inc.	$174.5	$232.1	$292.9	$347.9
Plus: Gain on redemption of Series A Preferred Stock	27.6	—	27.6	—
Less: Preferred stock dividends	12.9	14.4	27.3	28.7
Net income attributable to common stockholders	$189.2	$217.7	$293.2	$319.2
Weighted-average common shares outstanding used in computing basic earnings per share	48.8	50.2	48.8	50.5
Common shares issuable upon exercise of dilutive equity awards	0.6	0.7	0.7	0.8
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.4	50.9	49.5	51.3
Earnings per share attributable to common stockholders
Basic	$3.88	$4.34	$6.01	$6.32
Diluted	$3.83	$4.28	$5.92	$6.22
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and six months ended June 30, 2025, there were approximately 0.5 million antidilutive shares. For the three and six months ended June 30, 2024, there were approximately 0.2 million antidilutive shares.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
International lines of credit	$5.6	$0.6
Accounts Receivable Securitization Facility	1,300.0	1,450.0
Revolving Credit Facility	475.0	525.0
6.000% Anixter Senior Notes due 2025	4.2	4.2
7.250% Senior Notes due 2028, less debt discount of $3.7 and $4.4 in 2025 and 2024, respectively	1,321.3	1,320.6
6.375% Senior Notes due 2029	900.0	900.0
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	—
Finance lease obligations	63.2	57.3
Total debt	5,719.3	5,107.7
Plus: Fair value adjustments to the Anixter Senior Notes	—	0.1
Less: Unamortized debt issuance costs	(50.8)	(42.8)
Less: Short-term debt and current portion of long-term debt	(27.3)	(19.5)
Total long-term debt	$5,641.2	$5,045.5
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
The Company used the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding Series A Preferred Stock and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025, and to repay a portion of the amounts outstanding under the Revolving Credit Facility. Prior to redeeming the Series A Preferred Stock, the Company used the net proceeds to temporarily repay all of the outstanding borrowings under its Revolving Credit Facility and to repay a portion of the amounts outstanding under its Receivables Facility. The Company subsequently redrew under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the Series A Preferred Stock.
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
During the six months ended June 30, 2024, the Company recognized settlement cost of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.
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
The carrying value of Wesco’s debt instruments with fixed interest rates was $3,875.5 million and $3,074.9 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of this debt was $3,984.9 million and $3,127.3 million as of June 30, 2025 and December 31, 2024, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2025 and December 31, 2024.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At June 30, 2025 and December 31, 2024, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $414.8 million and $345.7 million, at June 30, 2025 and December 31, 2024, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
13. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 and 2024 was 26.1% and 27.4%, respectively. For the three months ended June 30, 2025 and 2024, the effective tax rate reflects discrete income tax benefits of $0.3 million and $0.7 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 0.1 and 0.2 percentage points.
The effective tax rate for the six months ended June 30, 2025 and 2024 was 25.0% and 25.4%, respectively. For the six months ended June 30, 2025 and 2024, the effective tax rates reflect discrete income tax benefits of $5.0 million and $8.5 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 1.3 and 1.8 percentage points.
During the first six months of 2025, the Company purchased $54.4 million of transferable clean energy tax credits. The Company used $53.3 million of these tax credits to reduce its 2024 U.S. federal income tax liability and $1.1 million to reduce its 2025 U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including but not limited to conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance.

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
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and modifies other provisions of the TCJA and the Inflation Reduction Act. The OBBBA contains various effective dates with certain provisions effective in 2025 and others effective in 2026 and beyond. Accounting Standards Codification (“ASC”) 740, Income Taxes, requires the impact of changes in tax laws (or rates) to be recognized in the financial statements as of the date of enactment, which is when all legislative steps necessary for the bill to become law are complete. Consequently, there is no impact from the OBBBA reflected in our financial statements for the current period. We are currently evaluating the impact of the OBBBA tax law changes and will reflect the impact in future financial statements, which include the date of enactment. At this time, we do not expect the provisions of the OBBBA to materially impact the 2025 effective tax rate.
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
As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three and six months ended June 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
The following tables present information about the Company’s reportable segments and reconcile adjusted EBITDA by segment to income before income taxes on a consolidated basis for the periods presented:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended June 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,257.8	$2,265.2	$1,376.6	$5,899.6
Less:
Cost of goods sold (excluding depreciation and amortization)	1,739.3	1,791.2	1,126.4	4,656.9
Selling, general and administrative payroll expenses(1)(3)	219.0	168.6	58.9	446.5
Other segment items(2)	116.6	106.5	47.6	270.7
Adjusted EBITDA	$182.9	$198.9	$143.7	$525.5
Adjusted EBITDA margin %	8.1%	8.8%	10.4%

Reconciliation of adjusted EBITDA
Depreciation and amortization				39.1
Other expense, net				20.8
Stock-based compensation expense(3)				2.9
Unallocated amounts (Corporate):
Selling, general and administrative expenses				152.1
Interest expense, net(4)				92.9
Depreciation and amortization				9.2
Other income, net				(28.1)
Income before income taxes				$236.6
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended June 30, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,134.5	$1,904.3	$1,440.9	$5,479.7
Less:
Cost of goods sold (excluding depreciation and amortization)	1,623.1	1,492.0	1,166.6	4,281.7
Selling, general and administrative payroll expenses(1)(3)	212.6	157.0	58.2	427.8
Other segment items(2)	108.6	99.8	42.6	251.0
Adjusted EBITDA	$190.2	$155.5	$173.5	$519.2
Adjusted EBITDA margin %	8.9%	8.2%	12.0%

Reconciliation of adjusted EBITDA
Depreciation and amortization				37.0
Other income, net				(84.2)
Stock-based compensation expense(3)				3.5
Unallocated amounts (Corporate):
Selling, general and administrative expenses				146.1
Interest expense, net(4)				98.8
Depreciation and amortization				9.1
Other income, net				(11.7)
Income before income taxes				$320.6
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$4,323.1	$4,265.5	$2,654.7	$11,243.3
Less:
Cost of goods sold (excluding depreciation and amortization)	3,333.4	3,372.0	2,169.6	8,875.0
Selling, general and administrative payroll expenses(1)(3)	431.1	329.1	115.1	875.3
Other segment items(2)	233.1	207.0	88.0	528.1
Adjusted EBITDA	$325.5	$357.4	$282.0	$964.9
Adjusted EBITDA margin %	7.5%	8.4%	10.6%

Reconciliation of adjusted EBITDA
Depreciation and amortization				78.1
Other expense, net				35.9
Stock-based compensation expense(3)				5.6
Unallocated amounts (Corporate):
Selling, general and administrative expenses				299.5
Interest expense, net(4)				179.2
Depreciation and amortization				18.6
Other income, net				(43.0)
Income before income taxes				$391.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$4,198.8	$3,609.1	$3,021.8	$10,829.7
Less:
Cost of goods sold (excluding depreciation and amortization)	3,204.0	2,825.6	2,464.2	8,493.8
Selling, general and administrative payroll expenses(1)(3)	425.3	306.6	126.2	858.1
Other segment items(2)	217.6	190.1	88.5	496.2
Adjusted EBITDA	$351.9	$286.8	$342.9	$981.6
Adjusted EBITDA margin %	8.4%	7.9%	11.3%

Reconciliation of adjusted EBITDA
Depreciation and amortization				73.2
Other income, net				(58.9)
Stock-based compensation expense(3)				7.0
Unallocated amounts (Corporate):
Selling, general and administrative expenses				296.5
Interest expense, net(4)				193.2
Depreciation and amortization				18.4
Other income, net				(15.4)
Income before income taxes				$467.6
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
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2025	2024	2025	2024
EES	$12.4	$11.3	$24.6	$22.4
CSS	19.1	18.3	38.1	36.4
UBS	7.6	7.4	15.4	14.4
Reportable segments total	39.1	37.0	78.1	73.2
Corporate	9.2	9.1	18.6	18.4
Total	$48.3	$46.1	$96.7	$91.6

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth other expense (income), net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the gain on the divestiture of the WIS business:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2025	2024	2025	2024
EES	$7.3	$3.3	$11.7	$8.3
CSS	15.7	15.7	26.6	35.2
UBS	(2.2)	(103.2)	(2.4)	(102.4)
Reportable segments total	20.8	(84.2)	35.9	(58.9)
Corporate	(28.1)	(11.7)	(43.0)	(15.4)
Total	$(7.3)	$(95.9)	$(7.1)	$(74.3)
The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2025	2024	2025	2024
EES	$1.8	$1.3	$3.0	$2.6
CSS	1.7	3.3	3.3	7.2
UBS	4.0	3.2	9.4	4.6
Reportable segments total	7.5	7.8	15.7	14.4
Corporate	14.3	13.0	26.5	26.8
Total	$21.8	$20.8	$42.2	$41.2
The following table sets forth total assets by reportable segment for the periods presented:

	As of
(In millions)	June 30, 2025	December 31, 2024
EES	$4,876.7	$4,431.8
CSS	6,468.2	6,034.7
UBS	3,755.4	3,497.5
Reportable segments total	15,100.3	13,964.0
Corporate(1)	1,102.2	1,097.4
Total	$16,202.5	$15,061.4
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
Electrical & Electronic Solutions
The EES segment, serving customers in over 50 countries, is a North American leader, and supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. The EES product portfolio includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Communications & Security Solutions
The CSS segment, serving customers in over 50 countries, is a global leader in data center, enterprise network infrastructure and security solutions. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. CSS also provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently coupled with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment is a leader in North America, serving customers primarily in the U.S. and Canada, and provides products and services to investor-owned utilities, public power companies, including municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions to improve customer supply chain efficiencies.
Business Highlights
Despite uncertainty and volatility persisting in the market, our financial results reflect continued sales momentum in the second quarter of 2025. Our financial results for the first six months of 2025 compared to the first six months of 2024 reflect an increase in reported sales of 3.8%, and as adjusted for mergers & acquisitions activity, fluctuations in foreign exchange rates and number of workdays, an increase in organic sales of 6.4%. Our data center business is primarily driving this growth in sales, but also contributing to lower gross margins as compared to prior year, as there have been several large project wins at lower margins. We saw weakness in the utility business within UBS, as expected, due to ongoing customer destocking and cautious spending related to tariff and market uncertainties. However, utility has begun to show signs of improvement as sales to investor-owned utilities returned to growth in the second quarter of 2025.
As of June 22, 2025, we redeemed all outstanding shares of our Series A Preferred Stock for $540.3 million. As a result of the transaction, the Company recorded a $27.6 million gain recognized as income attributable to common stockholders. The redemption was funded with the net proceeds from our 6.375% senior notes due 2033, which we issued in the first quarter of 2025. This redemption reduced our total financing costs and creates ongoing net income, EPS, and cash flow benefits. Following this redemption, we have no significant debt maturities until 2028 and have strong liquidity to execute our capital allocation priorities of debt reduction, stock buybacks and acquisitions.
We continued our approach to addressing supplier price increases in response to global tariffs enacted by the United States under the International Emergency Economic Powers Act of 1977, including but not limited to, passing through price increases, leveraging scale to provide locally sourced products, reducing imports from high tariff countries, optimizing supply chain logistics, and re-engineering our global supply chain.
During the second quarter of 2025, we continued to execute on our multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency.
Taking the above highlights into consideration, we believe we are well positioned to benefit from enduring secular growth trends of AI-driven data centers, increased power generation, electrification, automation, and reshoring.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
Second Quarter of 2025 versus Second Quarter of 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,899.6	$5,479.7	7.7%	0.5%	—%	—%	7.2%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the second quarter of 2025 compared to the second quarter of 2024.
Net sales were $5.9 billion for the second quarter of 2025 compared to $5.5 billion for the second quarter of 2024, an increase of 7.7%. Adjusting for the increase from the acquisition of Ascent, organic sales for the second quarter of 2025 grew by 7.2%. This growth is reflective of an approximate 6% increase in volume, driven by volume increases in the CSS and EES segments, partially offset by a decline in the UBS segment, and by the impact of changes in price, which favorably impacted consolidated organic sales by approximately 1%.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2025 was $4.7 billion compared to $4.3 billion for the second quarter of 2024, an increase of 8.8%. Cost of goods sold as a percentage of net sales was 78.9% and 78.1% for the second quarter of 2025 and 2024, respectively. The unfavorable increase of 80 basis points reflects a decrease in gross margin in all three segments, which is inclusive of higher inventory adjustments, partially offset by higher supplier volume rebates.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the second quarter of 2025 totaled $872.2 million versus $828.4 million for the second quarter of 2024, an increase of $43.8 million, or 5.3%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	June 30, 2025	% of net sales	June 30, 2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$872.2	14.8%	$828.4	15.1%
Digital transformation costs(1)	(7.6)		(6.1)
Restructuring costs(2)	(0.5)		(0.9)
Loss on abandonment of assets(3)	—		(17.8)
Adjusted selling, general and administrative expenses	$864.1	14.6%	$803.6	14.7%
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
SG&A payroll and payroll-related expenses for the second quarter of 2025 of $541.5 million increased by $34.9 million compared to the same period in 2024 primarily as a result of an increase of $28.3 million in salaries and $9.6 million in benefits, partially offset by a decrease of $3.0 million in commissions and incentives.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A expenses not related to payroll and payroll-related costs for the second quarter of 2025 were $330.7 million, an increase of $8.9 million compared to the same period in 2024, which primarily reflects higher costs to operate our facilities of $9.2 million, higher transportation costs of $8.2 million, higher IT costs of $5.4 million, and higher employee expenses of $2.9 million. These increases were partially offset by a $17.1 million decrease in other income and deductions, primarily attributable to the loss on abandonment of assets in the second quarter of 2024 as discussed above.
Income from Operations
Income from operations was $322.2 million for the second quarter of 2025 compared to $323.5 million for the second quarter of 2024, a decrease of $1.3 million, or 0.4%.
Interest Expense, net
Net interest expense totaled $92.9 million for the second quarter of 2025 compared to $98.8 million for the second quarter of 2024. The decrease of $5.9 million, or 6.0%, was primarily driven by lower interest rates on the Receivables Facility as well as lower borrowings and lower interest rates on the Revolving Credit Facility, partially offset by higher borrowings on the Receivables Facility throughout the second quarter of 2025 compared to the second quarter of 2024 due to the impact of the WIS divestiture on outstanding borrowings and increased working capital investments.
Other Income, net
Other non-operating income totaled $7.3 million for the second quarter of 2025 compared to $95.9 million for the second quarter of 2024. We recognized a net foreign currency exchange gain of $3.0 million for the second quarter of 2025 compared to a net foreign currency exchange loss of $3.4 million for the second quarter of 2024. We recognized $2.3 million of income in the second quarter of 2025 from an adjustment to the fair value of the contingent consideration liability related to the entroCIM acquisition. We recognized net benefits of $0.8 million and $0.4 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended June 30, 2025 and 2024, respectively.
The following table reconciles other non-operating income to adjusted other non-operating (income) expense, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	June 30, 2025	June 30, 2024
Adjusted Other (Income) Expense, net:	(In millions)
Other income, net	$(7.3)	$(95.9)
Gain on divestiture(1)	—	102.9
Loss on termination of business arrangement(2)	—	(3.8)
Adjusted other (income) expense, net	$(7.3)	$3.2
(1)    Gain on divestiture represents the gain recognized as a result of the divestiture of the Wesco Integrated Supply (“WIS”) business on April 1, 2024.
(2)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
Income Taxes
The provision for income taxes was $61.8 million for the second quarter of 2025 compared to $87.8 million for the corresponding quarter of the prior year, resulting in effective tax rates of 26.1% and 27.4%, respectively. The lower effective tax rate for the second quarter of 2025 is due to a higher provision for income taxes related to uncertain tax positions in the prior year period.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $189.2 million and $3.83, respectively, for the second quarter of 2025 compared to $217.7 million and $4.28, respectively, for the second quarter of 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $27.6 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, net income and earnings per diluted share attributable to common stockholders were $167.5 million and $3.39, respectively, for the three months ended June 30, 2025 and $163.5 million and $3.21, respectively, for the three months ended June 30, 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The increase in adjusted earnings per diluted share primarily reflects the increase in net sales and the decrease in interest expense, as discussed above, partially offset by the increase in cost of goods sold as a percentage of net sales, an increase in SG&A expenses, and the decrease in other income. Additionally, there was a positive impact from the reduction in outstanding shares during the second quarter of 2025 as compared to the second quarter of 2024.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $394.2 million for the second quarter of 2025, compared to $400.1 million for the second quarter of 2024, a decrease of $5.9 million, or 1.5% year-over-year. The decrease primarily reflects a $375.2 million increase in cost of goods sold related to increased large project sales with lower margins, and a $43.8 million increase in SG&A expenses, as described above, partially offset by an increase in net sales.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended June 30, 2025. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures. As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended June 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,257.8	$2,134.5	5.8%	—%	(0.2)%	—%	6.0%
Adjusted EBITDA	$182.9	$190.2
Adjusted EBITDA margin %	8.1%	8.9%
EES reported net sales of $2.3 billion for the second quarter of 2025 compared to $2.1 billion for the second quarter of 2024, an increase of $123.3 million, or 5.8%. EES organic sales for the second quarter of 2025 grew by 6.0%, driven primarily by volume growth of approximately 5%, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
EES adjusted EBITDA decreased $7.3 million, or 3.8% year-over-year. The decrease primarily reflects lower margin project activity and product mix, partially offset by an increase in volume. Additionally, SG&A expenses increased $14.1 million as compared to the prior year, which was primarily attributed to an increase in salaries of $7.1 million and an increase in transportation costs of $3.6 million.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,265.2	$1,904.3	19.0%	1.5%	0.2%	—%	17.3%
Adjusted EBITDA	$198.9	$155.5
Adjusted EBITDA margin %	8.8%	8.2%
CSS reported net sales of $2.3 billion for the second quarter of 2025 compared to $1.9 billion for the second quarter of 2024, an increase of $360.9 million, or 19.0%, which is inclusive of a favorable impact from the acquisition of Ascent of 1.5%. CSS organic sales for the second quarter of 2025 grew by 17.3%, primarily reflecting volume growth of approximately 15%, driven primarily by growth in the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 2%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CSS adjusted EBITDA increased $43.4 million, or 27.9% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business, as described above, partially offset by an increase in SG&A expenses of $18.2 million. The increase in SG&A expenses is primarily attributed to a $5.8 million increase in transportation costs consistent with higher sales, increased salaries of $5.7 million, increased commissions and incentives of $3.0 million, higher benefits of $2.7 million, and increased operations expenses of $2.3 million.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,376.6	$1,440.9	(4.5)%	—%	(0.1)%	—%	(4.4)%
Adjusted EBITDA	$143.7	$173.5
Adjusted EBITDA margin %	10.4%	12.0%
UBS reported net sales of $1,376.6 million for the second quarter of 2025 compared to $1,440.9 million for the second quarter of 2024, a decrease of $64.3 million, or 4.5%. UBS organic sales for the second quarter of 2025 declined by 4.4%, reflecting volume declines, primarily as a result of ongoing customer destocking and cautious spending related to tariff and market uncertainties. Changes in price did not have a material impact on the year-over-year decline in UBS organic sales.
UBS adjusted EBITDA decreased $29.8 million, or 17.2% year-over-year. The decrease primarily reflects a decline in volume, as described above. SG&A expenses increased $5.5 million as compared to the prior year, primarily due to higher costs to operate our facilities of $5.0 million.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$162.1	$162.1	$137.8	$(272.8)	$189.2
Net income (loss) attributable to noncontrolling interests	0.1	0.6	—	(0.4)	0.3
Gain on redemption of Series A Preferred Stock	—	—	—	(27.6)	(27.6)
Preferred stock dividends	—	—	—	12.9	12.9
Provision for income taxes(1)	—	—	—	61.8	61.8
Interest expense, net(1)	—	—	—	92.9	92.9
Depreciation and amortization	12.4	19.1	7.6	9.2	48.3
Other expense (income), net	7.3	15.7	(2.2)	(28.1)	(7.3)
Stock-based compensation expense	1.0	1.4	0.5	5.5	8.4
Digital transformation costs(2)	—	—	—	7.6	7.6
Cloud computing arrangement amortization(3)	—	—	—	7.2	7.2
Restructuring costs(4)	—	—	—	0.5	0.5
Adjusted EBITDA	$182.9	$198.9	$143.7	$(131.3)	$394.2
Adjusted EBITDA margin %	8.1%	8.8%	10.4%
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

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended June 30, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$174.4	$119.2	$268.5	$(344.4)	$217.7
Net income (loss) attributable to noncontrolling interests	0.1	0.7	—	(0.1)	0.7
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(2)	—	—	—	87.8	87.8
Interest expense, net(2)	—	—	—	98.8	98.8
Depreciation and amortization	11.3	18.3	7.4	9.1	46.1
Other expense (income), net	3.3	15.7	(103.2)	(11.7)	(95.9)
Stock-based compensation expense	1.1	1.6	0.8	(0.8)	2.7
Loss on abandonment of assets(3)	—	—	—	17.8	17.8
Digital transformation costs(4)	—	—	—	6.1	6.1
Cloud computing arrangement amortization(5)	—	—	—	3.0	3.0
Restructuring costs(6)	—	—	—	0.9	0.9
Adjusted EBITDA	$190.2	$155.5	$173.5	$(119.1)	$400.1
Adjusted EBITDA margin %	8.9%	8.2%	12.0%
(1) As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended June 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

(2) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(3) Loss on abandonment of assets represents the write-off of certain capitalized cloud computing arrangement implementation costs relating to a third-party developed operations management software product in favor of an application with functionality that better suits the Company's operations.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating (income) expense, provision for income taxes, net income attributable to common stockholders and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating (income) expense, adjusted provision for income taxes, adjusted net income attributable to common stockholders, and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	June 30, 2025	June 30, 2024
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$872.2	$828.4
Digital transformation costs(1)	(7.6)	(6.1)
Restructuring costs(2)	(0.5)	(0.9)
Loss on abandonment of assets(3)	—	(17.8)
Adjusted selling, general and administrative expenses	$864.1	$803.6

Adjusted Income from Operations:
Income from operations	$322.2	$323.5
Digital transformation costs(1)	7.6	6.1
Restructuring costs(2)	0.5	0.9
Loss on abandonment of assets(3)	—	17.8
Adjusted income from operations	$330.3	$348.3

Adjusted Other (Income) Expense, net:
Other income, net	$(7.3)	$(95.9)
Gain on divestiture	—	102.9
Loss on termination of business arrangement(4)	—	(3.8)
Adjusted other (income) expense, net	$(7.3)	$3.2

Adjusted Provision for Income Taxes:
Provision for income taxes	$61.8	$87.8
Income tax effect of adjustments to income from operations and other (income) expense, net(5)	2.2	(20.1)
Adjusted provision for income taxes	$64.0	$67.7

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$189.2	$217.7
Digital transformation costs(1)	7.6	6.1
Restructuring costs(2)	0.5	0.9
Loss on abandonment of assets(3)	—	17.8
Gain on divestiture	—	(102.9)
Loss on termination of business arrangement(4)	—	3.8
Income tax effect of adjustments to income from operations and other (income) expense, net(5)	(2.2)	20.1
Gain on redemption of Series A Preferred Stock	(27.6)	—
Adjusted net income attributable to common stockholders	$167.5	$163.5
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
(5)    The adjustments to income from operations and other (income) expense, net have been tax effected at rates of 26.3% and 27.1% for the three months ended June 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2025	June 30, 2024
(In millions, except per share data)
Adjusted income from operations	$330.3	$348.3
Interest expense, net	92.9	98.8
Adjusted other (income) expense, net	(7.3)	3.2
Adjusted income before income taxes	244.7	246.3
Adjusted provision for income taxes	64.0	67.7
Adjusted net income	180.7	178.6
Net income attributable to noncontrolling interests	0.3	0.7
Adjusted net income attributable to WESCO International, Inc.	180.4	177.9
Preferred stock dividends	12.9	14.4
Adjusted net income attributable to common stockholders	$167.5	$163.5

Diluted shares	49.4	50.9
Adjusted earnings per diluted share	$3.39	$3.21
Note: For the three months ended June 30, 2025, SG&A expenses, income from operations, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, and the related income tax effects, and the gain on redemption of the Company's Series A Preferred Stock. For the three months ended June 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Six Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition/Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$11,243.3	$10,829.7	3.8%	(1.2)%	(0.6)%	(0.8)%	6.4%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; the first six months of 2025 had one less workday compared to the first six months of 2024.
Net sales were $11.2 billion for the first six months of 2025 compared to $10.8 billion for the first six months of 2024, an increase of 3.8%. Adjusting in part for the 1.2% net decrease from the divestiture of the WIS business and the acquisition of Ascent, organic sales for the first six months of 2025 grew by 6.4%. This growth is reflective of an approximate 5% increase in volume, driven by growth in the CSS and EES segments, partially offset by a decline in the UBS segment, and the impact of changes in price, which favorably impacted consolidated organic sales by approximately 1%.
Cost of Goods Sold
Cost of goods sold for the first six months of 2025 was $8.9 billion compared to $8.5 billion for the first six months of 2024, an increase of 4.5%. Cost of goods sold as a percentage of net sales was 78.9% and 78.4% for the first six months of 2025 and 2024, respectively. The unfavorable increase of 50 basis points primarily reflects a decrease in gross margin in all three segments, which is inclusive of higher inventory adjustments, partially offset by higher supplier volume rebates.
Selling, General and Administrative Expenses
SG&A expenses for the first six months of 2025 totaled $1,708.5 million versus $1,657.8 million for the first six months of 2024, an increase of $50.7 million, or 3.1%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Six Months Ended
	June 30, 2025	% of net sales	June 30, 2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$1,708.5	15.2%	$1,657.8	15.3%
Digital transformation costs(1)	(13.8)		(12.1)
Restructuring costs(2)	(1.6)		(9.0)
Loss on abandonment of assets(3)	—		(17.8)
Excise taxes on excise pension plan assets(4)	—		(4.8)
Adjusted selling, general and administrative expenses	$1,693.1	15.1%	$1,614.1	14.9%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A payroll and payroll-related expenses for the first six months of 2025 of $1,060.9 million increased by $30.1 million compared to the same period in 2024 primarily as a result of higher salaries of $28.4 million due to wage inflation, partially offset by the impact of the divestiture of the WIS business, and higher benefits expense of $8.5 million, partially offset by lower commissions and incentive compensation expenses of $6.2 million.
SG&A expenses not related to payroll and payroll-related costs for the first six months of 2025 were $647.6 million, an increase of $20.5 million compared to the same period in 2024, which primarily reflects higher costs to operate our facilities of $16.1 million, higher transportation costs of $15.0 million, and higher IT costs of $6.5 million, partially offset by a decrease of $15.5 million in other income and deductions, primarily attributable to the loss on abandonment of assets in the second quarter of 2024 as discussed above.
Income from Operations
Income from operations was $563.1 million for the first six months of 2025 compared to $586.5 million for the first six months of 2024. The decrease of $23.4 million, or 4.0%, reflects an increase in sales exceeded by higher cost of goods sold as a percentage of net sales due to a decrease in gross margin in all three segments, as well as an increase in SG&A expenses, as described above.
Interest Expense, net
Net interest expense totaled $179.2 million for the first six months of 2025 compared to $193.2 million for the first six months of 2024. The decrease of $14.0 million, or 7.2%, primarily reflects lower borrowings on the Receivables Facility and the Revolving Credit Facility, partly driven by repayment from refinancing activity related to the issuance of the 2029, 2032, and 2033 Notes, as well as lower interest rates on both facilities.
Other Income, net
Other non-operating income totaled $7.1 million for the first six months of 2025 compared to $74.3 million for the first six months of 2024. We recognized $2.4 million of income in the first six months of 2025 from an adjustment to the fair value of the contingent consideration liability related to the entroCIM acquisition. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange gain of $1.9 million for the first six months of 2025 compared to a net loss of $20.7 million for the first six months of 2024. We recognized net benefits of $1.6 million and net costs of $5.5 million associated with the non-service cost components of net periodic pension cost (benefit) for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease in net periodic pension costs was due to pension settlement cost to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan as a result of the final settlement of the plan in the first quarter of 2024.
The following table reconciles other non-operating income to adjusted other non-operating (income) expense, which is a non-GAAP financial measure, for the periods presented:

	Six Months Ended
	June 30, 2025	June 30, 2024
Adjusted Other (Income) Expense, net:	(In millions)
Other income, net	$(7.1)	$(74.3)
Loss on termination of business arrangement(1)	(0.3)	(3.8)
Pension settlement cost(2)	—	(5.5)
Gain on divestiture(3)	—	102.9
Adjusted other (income) expense, net	$(7.4)	$19.3
(1)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(2)    Pension settlement cost represents expense related to the final settlement of the Company's U.S. pension plan.
(3)    Gain on divestiture represents the gain recognized as a result of the divestiture of the Wesco Integrated Supply (“WIS”) business on April 1, 2024.
Income Taxes
The provision for income taxes was $97.9 million for the first six months of 2025 compared to $118.7 million in last year's comparable period, resulting in effective tax rates of 25.0% and 25.4%, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $293.2 million and $5.92, respectively, for the first six months of 2025 compared to $319.2 million and $6.22, respectively, for the first six months of 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $27.6 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, net income and earnings per diluted share attributable to common stockholders were $277.2 million and $5.60, respectively, for the first six months of 2025 and $282.9 million and $5.51, respectively, for the first six months of 2024.
The increase in adjusted earnings per diluted share primarily reflects the increase in net sales as well as the decrease in interest expense, as discussed above, partially offset by the increase in cost of goods sold as a percentage of net sales, the decrease in other income, and the increase in SG&A expenses. Additionally, there was a positive impact from the reduction in outstanding shares during the first six months of 2025 as compared to the first six months of 2024.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $704.9 million for the first six months of 2025 compared to $740.5 million for the first six months of 2024, a decrease of $35.6 million, or 4.8% year-over-year. The decrease primarily reflects a $381.2 million increase in cost of goods sold, and a $50.7 million increase in SG&A expenses, as described above, partially offset by a $413.6 million increase in net sales. Included in the increase in SG&A expenses was a $17.8 million increase from the absence of asset abandonment loss in first six months of 2025 compared to the first six months of 2024, and a $4.8 million increase from the absence of excise taxes on excess pension plan assets in first six months of 2025 compared to the first six months of 2024. Additionally, there was a year-over-year decrease in restructuring costs of $7.4 million. All three items are adjustments to calculate adjusted EBITDA.
Segment Results
Electrical & Electronic Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,323.1	$4,198.8	3.0%	—%	(0.9)%	(0.8)%	4.7%
Adjusted EBITDA	$325.5	$351.9
Adjusted EBITDA Margin %	7.5%	8.4%
EES reported net sales of $4.3 billion for the first six months of 2025 compared to $4.2 billion for the first six months of 2024, an increase of $124.3 million, or 3.0%. EES organic sales for the first six months of 2025 grew by 4.7%, driven primarily by volume growth of approximately 3%, primarily as a result of growth in the original equipment manufacturers business, and by the impact of changes in price, which favorably impacted organic sales by approximately 2%.
EES adjusted EBITDA decreased $26.4 million, or 7.5% year-over-year. The decrease primarily reflects an unfavorable change in product mix, partially offset by an increase in volume and price, as described above. Additionally, SG&A expenses increased $21.1 million as compared to the prior year, which was primarily attributed to an increase in salaries of $8.2 million, an increase in transportation costs of $6.0 million, an increase in operations expenses of $4.0 million, and an increase in bad debt expense of $3.0 million, partially offset by lower commissions and incentives of $3.5 million.
Communications & Security Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,265.5	$3,609.1	18.2%	1.9%	(0.6)%	(0.8)%	17.7%
Adjusted EBITDA	$357.4	$286.8
Adjusted EBITDA Margin %	8.4%	7.9%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CSS reported net sales of $4.3 billion for the first six months of 2025 compared to $3.6 billion for the first six months of 2024, an increase of $656.4 million, or 18.2%, which is inclusive of a favorable impact from the acquisition of Ascent of 1.9%. CSS organic sales for the first six months of 2025 grew by 17.7%, driven primarily by volume growth of approximately 17% as a result of growth in the data center solutions business and less significant growth in the security solutions business, partially offset by volume decline in the enterprise network infrastructure business, and by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS adjusted EBITDA increased $70.6 million, or 24.6% year-over-year. The increase reflects an increase in volume, specifically within the data center solutions business and the security solutions business, as described above. Further, there was an increase in SG&A expenses of $38.9 million. The increase in SG&A expenses is primarily attributed to higher transportation costs of $12.7 million consistent with higher sales, higher salaries of $9.8 million, higher commissions and incentives of $6.6 million, and higher benefits expense of $6.0 million.
Utility & Broadband Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2025	June 30, 2024	Reported Sales	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,654.7	$3,021.8	(12.1)%	(6.3)%	(0.3)%	(0.8)%	(4.7)%
Adjusted EBITDA	$282.0	$342.9
Adjusted EBITDA Margin %	10.6%	11.3%
UBS reported net sales of $2.7 billion for the first six months of 2025 compared to $3.0 billion for the first six months of 2024, a decrease of $367.1 million, or 12.1%, which is inclusive of an unfavorable impact from the divestiture of the WIS business of 6.3%. UBS organic sales for the first six months of 2025 declined by 4.7%, reflecting volume declines, primarily as a result of ongoing customer destocking and cautious spending related to tariff and market uncertainties. Changes in price did not have a material impact on the year-over-year decline in UBS organic sales.
UBS adjusted EBITDA decreased $60.9 million, or 17.8% year-over-year. The decrease primarily reflects a decline in volume, as described above. The decrease in adjusted EBITDA was further offset by a decrease in SG&A expenses of $12.3 million as compared to the prior year, which was primarily attributed to lower salaries of $4.8 million, lower commissions and incentives of $4.7 million, and lower benefits expense of $2.4 million, all of which were driven by the impact of the WIS divestiture.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$287.2	$289.3	$268.1	$(551.4)	$293.2
Net income (loss) attributable to noncontrolling interests	—	0.7	—	(0.5)	0.2
Gain on redemption of Series A Preferred Stock	—	—	—	(27.6)	(27.6)
Preferred stock dividends	—	—	—	27.3	27.3
Provision for income taxes(1)	—	—	—	97.9	97.9
Interest expense, net(1)	—	—	—	179.2	179.2
Depreciation and amortization	24.6	38.1	15.4	18.6	96.7
Other expense (income), net	11.7	26.6	(2.4)	(43.0)	(7.1)
Stock-based compensation expense	2.0	2.7	0.9	13.0	18.6
Digital transformation costs(2)	—	—	—	13.8	13.8
Cloud computing arrangement amortization(3)	—	—	—	11.1	11.1
Restructuring costs(4)	—	—	—	1.6	1.6
Adjusted EBITDA	$325.5	$357.4	$282.0	$(260.0)	$704.9
Adjusted EBITDA margin %	7.5%	8.4%	10.6%
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

(4) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$319.4	$210.8	$429.3	$(640.3)	$319.2
Net (loss) income attributable to noncontrolling interests	(0.4)	1.1	—	0.3	1.0
Preferred stock dividends	—	—	—	28.7	28.7
Provision for income taxes(2)	—	—	—	118.7	118.7
Interest expense, net(2)	—	—	—	193.2	193.2
Depreciation and amortization	22.5	36.4	14.4	18.3	91.6
Other expense (income), net	8.3	35.2	(102.4)	(15.4)	(74.3)
Stock-based compensation expense	2.1	3.3	1.6	5.8	12.8
Loss on abandonment of assets(3)	—	—	—	17.8	17.8
Digital transformation costs(4)	—	—	—	12.1	12.1
Restructuring costs(5)	—	—	—	9.0	9.0
Cloud computing arrangement amortization(6)	—	—	—	5.9	5.9
Excise taxes on excess pension plan assets(7)	—	—	—	4.8	4.8
Adjusted EBITDA	$351.9	$286.8	$342.9	$(241.1)	$740.5
Adjusted EBITDA margin %	8.4%	7.9%	11.3%
(1) As previously described in Note 2, “Accounting Policies,” the reportable segment information for the six months ended June 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

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

(7) Excise taxes on excise pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating (income) expense, provision for income taxes, net income attributable to common stockholders, and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating (income) expense, adjusted provision for income taxes, adjusted net income attributable to common stockholders, and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
	June 30, 2025	June 30, 2024
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$1,708.5	$1,657.8
Digital transformation costs(1)	(13.8)	(12.1)
Restructuring costs(2)	(1.6)	(9.0)
Loss on abandonment of assets(3)	—	(17.8)
Excise taxes on excess pension plan assets(4)	—	(4.8)
Adjusted selling, general and administrative expenses	$1,693.1	$1,614.1

Adjusted Income from Operations:
Income from operations	$563.1	$586.5
Digital transformation costs(1)	13.8	12.1
Restructuring costs(2)	1.6	9.0
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.8
Adjusted income from operations	$578.5	$630.2

Adjusted Other (Income) Expense, net:
Other income, net	$(7.1)	$(74.3)
Loss on termination of business arrangement(5)	(0.3)	(3.8)
Gain on divestiture	—	102.9
Pension settlement cost(6)	—	(5.5)
Adjusted other (income) expense, net	$(7.4)	$19.3

Adjusted Provision for Income Taxes:
Provision for income taxes	$97.9	$118.7
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	4.1	(13.6)
Adjusted provision for income taxes	$102.0	$105.1

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$293.2	$319.2
Digital transformation costs(1)	13.8	12.1
Restructuring costs(2)	1.6	9.0
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.8
Loss on termination of business arrangement(5)	0.3	3.8
Gain on divestiture	—	(102.9)
Pension settlement cost(6)	—	5.5
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	(4.1)	13.6
Gain on redemption of Series A Preferred Stock	(27.6)	—
Adjusted net income attributable to common stockholders	$277.2	$282.9
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
(5)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(6)    Pension settlement cost represents expense related to the settlement of the Company's U.S. pension plan.
(7)    The adjustments to income from operations and other (income) expense, net have been tax effected at a rate of approximately 26.3% and 27.1% for the six months ended June 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2025	June 30, 2024
(In millions, except per share data)
Adjusted income from operations	$578.5	$630.2
Interest expense, net	179.2	193.2
Adjusted other (income) expense, net	(7.4)	19.3
Adjusted income before income taxes	406.7	417.7
Adjusted provision for income taxes	102.0	105.1
Adjusted net income	304.7	312.6
Net income attributable to noncontrolling interests	0.2	1.0
Adjusted net income attributable to WESCO International, Inc.	304.5	311.6
Preferred stock dividends	27.3	28.7
Adjusted net income attributable to common stockholders	$277.2	$282.9

Diluted shares	49.5	51.3
Adjusted earnings per diluted share	$5.60	$5.51
Note: For the six months ended June 30, 2025, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the loss on termination of business arrangement, and the related income tax effects, and the gain on redemption of the Company's Series A Preferred Stock. For the six months ended June 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. As of June 30, 2025, we had approximately $1.2 billion in available borrowing capacity under our Revolving Credit Facility, after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit, and $250.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $350.5 million, provided liquidity of approximately $1.8 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
As described in Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements, on March 6, 2025, Wesco Distribution issued $800 million aggregate principal amount of 6.375% senior notes due 2033 (the “2033 Notes”). We used the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding Series A Preferred Stock and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025, and to repay a portion of the amounts outstanding under the Revolving Credit Facility. Prior to redeeming the Series A Preferred Stock, we used the net proceeds to temporarily repay all of the outstanding borrowings under our Revolving Credit Facility and to repay a portion of the amounts outstanding under our Receivables Facility. We subsequently redrew under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the Series A Preferred Stock.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable in the first six months of 2025 after the Federal Reserve reduced its benchmark interest rate by a total of 100 basis points in the second half of 2024. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
As of June 30, 2025, approximately 68% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at share repurchases, the payment of dividends, debt reduction, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the first six months of 2025, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of June 30, 2025.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.4x as of June 30, 2025 and 2.9x as of December 31, 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	June 30, 2025	December 31, 2024
(In millions, except ratios)
Net income attributable to common stockholders	$634.2	$660.2
Net income attributable to noncontrolling interests	1.1	1.8
Gain on redemption of Series A Preferred Stock	(27.6)	—
Preferred stock dividends	56.0	57.4
Provision for income taxes	210.7	231.6
Interest expense, net	350.8	364.9
Depreciation and amortization	188.4	183.2
EBITDA	$1,413.6	$1,499.1
Other income, net	(25.4)	(92.7)
Stock-based compensation expense	34.7	28.9
Digital transformation costs(1)	26.5	24.9
Restructuring costs(2)	4.8	12.1
Cloud computing arrangement amortization(3)	19.3	14.1
Loss on abandonment of assets(4)	—	17.8
Excise taxes on excess pension plan assets(5)	0.1	4.9
Adjusted EBITDA	$1,473.6	$1,509.1

	As of
	June 30, 2025	December 31, 2024
Short-term debt and current portion of long-term debt, net	$27.3	$19.5
Long-term debt, net	5,641.2	5,045.5
Debt issuance costs and debt discount(6)	54.5	47.2
Fair value adjustments to the Anixter Senior Notes(6)	—	(0.1)
Total debt	5,723.0	5,112.1
Less: Cash and cash equivalents	667.0	702.6
Total debt, net of cash	$5,056.0	$4,409.5

Financial leverage ratio	3.4	2.9
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
We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. As of June 30, 2025, we had $475.0 million outstanding on the Revolving Credit Facility and $1,300.0 million outstanding under the Receivables Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $9.5 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. As of June 30, 2025, we had $5.6 million outstanding under our international lines of credit.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of June 30, 2025, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
An analysis of cash flow for the first six months of 2025 and 2024 follows:
Operating Activities
Net cash provided by operating activities for the first six months of 2025 totaled $135.8 million, compared to $522.5 million for the first six months of 2024. Net cash provided by operating activities for the first six months of 2025 included net income of $293.1 million and non-cash adjustments to net income totaling $130.0 million, which primarily comprised depreciation and amortization, stock-based compensation expense, and amortization of debt issuance costs and debt discount.
Other sources of cash in the first six months of 2025 primarily included an increase in accounts payable of $574.7 million primarily due to the increase in inventory, as well as the timing of purchases and payment to suppliers, and an increase in other current and noncurrent liabilities of $21.9 million, primarily due to increases in accrued interest payable and accrued legal expenses. Primary uses of cash in the first six months of 2025 included an increase in trade accounts receivable of $431.2 million due to significant growth in sales in the CSS segment, as well as the timing of receipts from customers, and an increase in inventories of $403.1 million, primarily due to an increase in volume related to ongoing projects and stock replenishment. Uses of cash in the first six months of 2025 also included a decrease in accrued payroll and benefit costs of $38.0 million primarily due to the payment of management incentive compensation earned in 2024 and a decrease in accrued incentives, and an increase in other current and noncurrent assets of $24.4 million primarily due to increases in capitalized costs associated with developing cloud computing arrangements.
Net cash provided by operating activities for the first six months of 2024 included net income of $348.9 million and non-cash adjustments to net income totaling $32.1 million, which primarily comprised depreciation and amortization, a loss on abandonment of assets, stock-based compensation expense, amortization of debt discount and debt issuance costs, a loss recognized on the extinguishment of debt, and pension settlement costs, partially offset by a gain resulting from the divestiture of the WIS business, as described in Note 4, “Acquisitions and Divestitures”.
Other sources of cash in the first six months of 2024 included an increase in accounts payable of $341.9 million primarily due to the timing of inventory purchases and payment to suppliers, an increase in other current and noncurrent liabilities of $69.6 million, due to increases in accrued interest payable, deferred revenue, and federal income taxes payable, and a decrease in other accounts receivable of $60.7 million primarily due to the collection of supplier volume rebates earned in 2023 in excess of income accrued during the current period. Net operating cash flow was also positively impacted by $18.9 million from a decrease in inventories. Primary uses of cash in the first six months of 2024 included an increase in trade accounts receivable of $258.8 million due to the timing of receipts from customers, and an increase in other current and noncurrent assets of $90.0 million primarily due to an increase in supplier prepayments, capitalized costs associated with developing cloud computing arrangements, and an increase in federal income taxes receivable.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Investing Activities
Net cash used in investing activities for the first six months of 2025 was $76.9 million compared to $269.1 million provided by investing activities in the first six months of 2024. Included in the first six months of 2025 were capital expenditures of $42.2 million, which primarily comprised leasehold improvements and equipment to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as $36.3 million paid to acquire Industrial Software Solutions, net of cash acquired.
Included in net cash provided by investing activities in the first six months of 2024 were $334.2 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $30.1 million paid to acquire entroCIM, as well as capital expenditures of $41.2 million. Capital expenditures in the first six months of 2024 primarily comprised internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of locations.
Financing Activities
Net cash used in financing activities for the first six months of 2025 was $108.3 million, compared to $581.4 million during the first six months of 2024. During the first six months of 2025, financing activities primarily comprised the proceeds of $800.0 million related to the issuance of the 2033 Notes, net repayments of $150.0 million related to our Receivables Facility, net repayments of $50.0 million related to our Revolving Credit Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first six months of 2025 also included $540.3 million paid to redeem our Series A Preferred Stock, $50.0 million of common stock repurchases, $44.2 million and $27.3 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $18.4 million of payments for taxes related to the exercise and vesting of stock-based awards.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
During the quarterly period ended June 30, 2025, the Company reached certain milestones as it relates to the multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company concluded, as part of its evaluation described in the above paragraphs, that the current quarter developments have not materially affected, or are reasonably likely to materially affect, its internal control over financial reporting and will continue to make such an assessment throughout the implementation period.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
April 1 - April 30, 2025	173	$149.07	—	$463.9
May 1 - May 31, 2025	66,213	$171.00	65,000	$452.8
June 1 - June 30, 2025	82,876	$168.78	82,300	$438.9
Total	149,262	$169.74	147,300
(1)    There were 1,962 shares purchased during the quarterly period ended June 30, 2025 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended June 30, 2025, the Company entered into spot repurchase transactions through brokers to purchase 147,300 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.
The following table sets forth all issuer purchases of Series A Preferred Stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
Period				(In millions)
April 1 - April 30, 2025	—	$—	—	$540.3
May 1 - May 31, 2025	—	$—	—	$540.3
June 1 - June 30, 2025	21,612	$25,000.00	21,612	$—
Total	21,612	$25,000.00	21,612
(1)    As of June 22, 2025, after receiving prior authorization from Wesco's Board of Directors, separate from the May 31, 2022 share purchase authorization noted above, the Company redeemed all 21,612 outstanding shares of its Series A Preferred Stock, and the related depositary shares, each representing 1/1,000th of one share of Series A Preferred Stock, at a redemption price of $25,000 per share, totaling $540.3 million. This redemption did not impact the approximate dollar value of shares that may be repurchased under the May 31, 2022 program. Wesco funded the redemption with borrowings under its accounts receivable securitization and revolving credit facilities, which had been partially repaid with the net proceeds from the issuance of its 6.375% senior notes due 2033 in the first quarter of 2025 and subsequently redrawn for this redemption.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
3.1	Certificate of Amendment of Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.1 to Wesco's Current Report on Form 8-K, dated July 16, 2025

3.2	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to Wesco's Current Report on Form 8-K, dated July 16, 2025

3.3	Amended and Restated By-Laws of WESCO International, Inc., effective July 16, 2025	Incorporated by reference to Exhibit 3.3 to Wesco's Current Report on Form 8-K, dated July 16, 2025

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

July 31, 2025	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2025	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)