Form 10-Q
period 2025-09-30
WESCO INTERNATIONAL INC
filed 2025-10-30
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2025, 48,646,230 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$571.9	$702.6
Trade accounts receivable, net of allowance for expected credit losses of $68.8 and $55.0 in 2025 and 2024, respectively	4,204.2	3,454.4
Other accounts receivable	460.3	416.3
Inventories	4,059.1	3,501.7
Prepaid expenses and other current assets	270.8	276.4
Total current assets	9,566.3	8,351.4
Property, buildings and equipment, net of accumulated depreciation of $603.2 and $554.1 in 2025 and 2024, respectively	448.0	442.9
Operating lease assets	892.2	735.1
Intangible assets, net	1,789.1	1,835.9
Goodwill	3,331.3	3,280.1
Deferred income taxes	45.9	41.9
Other assets	480.5	374.1
Total assets	$16,553.3	$15,061.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,375.1	$2,670.6
Accrued payroll and benefit costs	251.1	242.3
Short-term debt and current portion of long-term debt	28.0	19.5
Other current liabilities	925.5	871.6
Total current liabilities	4,579.7	3,804.0
Long-term debt, net of debt discount and debt issuance costs of $51.3 and $47.2 in 2025 and 2024, respectively	5,721.9	5,045.5
Operating lease liabilities	763.8	614.8
Deferred income taxes	414.4	415.6
Other noncurrent liabilities	231.8	216.0
Total liabilities	$11,711.6	$10,095.9
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, no shares issued or outstanding in 2025, 21,612 shares issued and outstanding in 2024	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 69,987,578 and 69,627,398 shares issued and 48,646,200 and 48,790,595 shares outstanding in 2025 and 2024, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2025 and 2024, respectively	—	—
Additional capital	1,495.5	2,051.6
Retained earnings	5,370.4	4,960.7
Treasury stock, at cost; 25,680,809 and 25,176,234 shares in 2025 and 2024, respectively	(1,589.6)	(1,495.1)
Accumulated other comprehensive loss	(429.2)	(547.2)
Total WESCO International, Inc. stockholders’ equity	4,847.8	4,970.7
Noncontrolling interests	(6.1)	(5.2)
Total stockholders’ equity	4,841.7	4,965.5
Total liabilities and stockholders’ equity	$16,553.3	$15,061.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net sales	$6,199.1	$5,489.4	$17,442.4	$16,319.1
Cost of goods sold (excluding depreciation and amortization)	4,881.7	4,276.7	13,756.7	12,770.5
Selling, general and administrative expenses	922.9	831.1	2,631.4	2,488.9
Depreciation and amortization	49.1	46.0	145.8	137.6
Income from operations	345.4	335.6	908.5	922.1
Interest expense, net	99.0	86.5	278.2	279.8
Other expense (income), net	—	(24.9)	(7.0)	(99.3)
Income before income taxes	246.4	274.0	637.3	741.6
Provision for income taxes	57.8	69.3	155.7	188.1
Net income	188.6	204.7	481.6	553.5
Less: Net income attributable to noncontrolling interests	1.1	0.4	1.3	1.3
Net income attributable to WESCO International, Inc.	187.5	204.3	480.3	552.2
Plus: Gain on redemption of Series A Preferred Stock	—	—	27.6	—
Less: Preferred stock dividends	—	14.4	27.3	43.1
Net income attributable to common stockholders	$187.5	$189.9	$480.6	$509.1

Earnings per share attributable to common stockholders
Basic	$3.85	$3.87	$9.85	$10.18
Diluted	$3.79	$3.81	$9.71	$10.02

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(47.3)	33.9	119.0	(59.5)
Post-retirement benefit plan adjustments, net of tax	(0.4)	(0.1)	(1.0)	1.7
Other comprehensive (loss) income	(47.7)	33.8	118.0	(57.8)
Comprehensive income	140.9	238.5	599.6	495.7
Less: Comprehensive income attributable to noncontrolling interests	1.1	0.4	1.3	1.3
Plus: Gain on redemption of Series A Preferred Stock	—	—	27.6	—
Less: Preferred stock dividends	—	14.4	27.3	43.1
Comprehensive income attributable to common stockholders	$139.8	$223.7	$598.6	$451.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended
	September 30
	2025	2024
Operating activities:
Net income	$481.6	$553.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.8	137.6
Stock-based compensation expense	29.3	19.6
Cloud computing arrangement amortization	20.1	9.7
Amortization of debt issuance costs and debt discount	9.9	12.2
Gain on divestiture	—	(122.2)
Loss on abandonment of assets	—	17.8
Other operating activities, net	(1.2)	1.3
Changes in assets and liabilities:
Trade accounts receivable, net	(703.6)	(217.9)
Other accounts receivable	(43.0)	28.1
Inventories	(506.3)	(85.0)
Other current and noncurrent assets	(71.3)	(137.4)
Accounts payable	674.1	478.0
Accrued payroll and benefit costs	(3.5)	26.1
Other current and noncurrent liabilities	21.2	103.2
Net cash provided by operating activities	53.1	824.6
Investing activities:
Capital expenditures	(55.4)	(70.4)
Acquisition payments, net of cash acquired	(36.0)	(41.7)
Proceeds from divestiture, net of cash transferred	—	354.9
Other investing activities, net	(9.0)	6.9
Net cash (used in) provided by investing activities	(100.4)	249.7
Financing activities:
Proceeds from short-term debt, net	4.9	0.2
Proceeds from issuance of long-term debt	5,073.7	5,524.0
Repayments of long-term debt	(4,399.1)	(5,842.4)
Debt issuance costs	(14.0)	(26.6)
Payments for taxes related to net-share settlement of equity awards	(35.9)	(26.2)
Repurchases of common stock	(75.0)	(375.0)
Redemption of preferred stock	(540.3)	—
Payment of common stock dividends	(66.3)	(61.4)
Payment of preferred stock dividends	(27.3)	(43.1)
Other financing activities, net	(14.9)	(23.8)
Net cash used in financing activities	(94.2)	(874.3)
Effect of exchange rate changes on cash and cash equivalents	10.8	(17.3)
Net change in cash and cash equivalents	(130.7)	182.7
Cash and cash equivalents at the beginning of period	702.6	524.1
Cash and cash equivalents at the end of period	$571.9	$706.8
Supplemental disclosures:
Cash paid for interest	$275.3	$251.4
Cash paid for income taxes	$213.2	$223.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$300.5	$161.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
Exercise of stock-based awards	—	257,230					—		(0.9)	(5,053)			(0.9)
Stock-based compensation expense							10.2						10.2
Repurchases of common stock, including excise taxes									(25.3)	(153,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(89,463)					(12.3)	(4.8)					(17.1)
Noncontrolling interests											(0.1)		(0.1)
Net income attributable to WESCO International, Inc.								118.4					118.4
Common stock dividends								(22.1)					(22.1)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other											0.1	15.8	15.9
Balance, March 31, 2025	$0.7	69,795,165	$—	4,339,431	$—	21,612	$2,049.5	$5,037.8	$(1,521.3)	(25,334,515)	$(5.2)	$(531.4)	$5,030.1
Exercise of stock-based awards	—	9,181					0.3		(0.3)	(1,560)			—
Stock-based compensation expense							8.4						8.4
Repurchases of common stock, including excise taxes									(25.2)	(147,300)			(25.2)
Redemption of preferred stock					—	(21,612)	(573.3)						(573.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(402)					(0.1)	—					(0.1)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								174.5					174.5
Common stock dividends								(22.1)					(22.1)
Gain on redemption of preferred stock								27.6					27.6
Preferred stock dividends								(12.9)					(12.9)
Dividends to noncontrolling interests											(2.3)		(2.3)
Translation adjustments and other								0.1				149.9	150.0
Balance, June 30, 2025	$0.7	69,803,944	$—	4,339,431	$—	—	$1,484.8	$5,205.0	$(1,546.8)	(25,483,375)	$(7.2)	$(381.5)	$4,755.0
Exercise of stock-based awards	—	183,832					—		(17.5)	(78,392)			(17.5)
Stock-based compensation expense							10.7						10.7
Repurchases of common stock, including excise taxes									(25.3)	(119,042)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(198)					—	—					—
Noncontrolling interests											1.1		1.1
Net income attributable to WESCO International, Inc.								187.5					187.5
Common stock dividends								(22.1)					(22.1)
Translation adjustments and other												(47.7)	(47.7)
Balance, September 30, 2025	$0.7	69,987,578	$—	4,339,431	$—	—	$1,495.5	$5,370.4	$(1,589.6)	(25,680,809)	$(6.1)	$(429.2)	$4,841.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	429,611					0.3		(0.9)	(5,402)			(0.6)
Stock-based compensation expense							10.1						10.1
Repurchases of common stock, including excise taxes									(50.5)	(343,147)			(50.5)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(156,850)					(14.6)	(9.6)					(24.2)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								115.8					115.8
Common stock dividends								(20.9)					(20.9)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												(69.7)	(69.7)
Balance, March 31, 2024	$0.7	69,551,438	$—	4,339,431	$—	21,612	$2,032.9	$4,462.6	$(1,111.8)	(23,069,535)	$(4.9)	$(401.7)	$4,977.8
Exercise of stock-based awards	—	16,570					0.1		(0.6)	(3,308)			(0.5)
Stock-based compensation expense							2.7						2.7
Repurchases of common stock, including excise taxes									(303.0)	(1,679,176)			(303.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,499)					(0.2)	(0.1)					(0.3)
Noncontrolling interests											0.7		0.7
Net income attributable to WESCO International, Inc.								232.1					232.1
Common stock dividends								(20.3)					(20.3)
Preferred stock dividends								(14.4)					(14.4)
Dividends to noncontrolling interests											(1.8)		(1.8)
Translation adjustments and other								0.2				(21.9)	(21.7)
Balance, June 30, 2024	$0.7	69,566,509	$—	4,339,431	$—	21,612	$2,035.5	$4,660.1	$(1,415.4)	(24,752,019)	$(6.0)	$(423.6)	$4,851.3
Exercise of stock-based awards	—	9,433					0.2		—	(293)			0.2
Stock-based compensation expense							6.8						6.8
Repurchases of common stock, including excise taxes									(25.3)	(161,614)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(823)					(0.1)	—					(0.1)
Noncontrolling interests											0.4		0.4
Net income attributable to WESCO International, Inc.								204.3					204.3
Common stock dividends								(20.2)					(20.2)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other												33.8	33.8
Balance, September 30, 2024	$0.7	69,575,119	$—	4,339,431	$—	21,612	$2,042.4	$4,829.8	$(1,440.7)	(24,913,926)	$(5.6)	$(389.8)	$5,036.8
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2025, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
In the first quarter of 2025, a portion of the EES reportable segment was moved to the CSS reportable segment as a result of operational realignment. The reportable segment financial information for the three and nine months ended September 30, 2024 has been recast to conform to the current year presentation. The recast does not impact previously reported condensed consolidated results. Refer to Note 14, “Business Segments” for the recasted segment disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize and simplify the guidance for capitalizing costs related to internal-use software by removing the stage-based approach and aligning the disclosure requirements with those for other long-lived assets. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and may be applied prospectively, retrospectively, or using a modified prospective approach. Early adoption is permitted. Management is currently evaluating the impact that this accounting standard will have on its consolidated financial statements and notes thereto.
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
The following table disaggregates Wesco’s net sales by geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2025	2024	2025	2024
United States	$4,546.1	$4,041.4	$12,907.6	$12,089.5
Canada	844.1	763.7	2,360.9	2,226.6
Other International(1)	808.9	684.3	2,173.9	2,003.0
Total by geography(2)	$6,199.1	$5,489.4	$17,442.4	$16,319.1
(1)    No individual country's net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Revenue associated with these arrangements is generally recognized within a year or less from the date of the advance billing or payment receipt. At September 30, 2025 and December 31, 2024, $118.1 million and $141.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $17.8 million and $88.2 million of revenue during the three and nine months ended September 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024, and recognized $3.2 million and $60.3 million of revenue during the three and nine months ended September 30, 2024, respectively, that was included in the deferred revenue balance of $111.9 million as of December 31, 2023.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $112.8 million and $110.4 million, for the three months ended September 30, 2025 and 2024, respectively, and by approximately $335.2 million and $331.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company's estimated product return obligation was $42.2 million and $41.0 million, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $90.7 million and $80.9 million for the three months ended September 30, 2025 and 2024, respectively, and $251.1 million and $226.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Ascent, LLC
On December 5, 2024, through its wholly-owned subsidiary Anixter Inc., the Company acquired 100% of the equity securities of Ascent, LLC (“Ascent”). Headquartered in St. Louis, Missouri, Ascent is a provider of data center facility management services with more than 300 employees in the U.S. and Canada. Ascent’s expertise in engineering and design-build consultation services, in addition to daily site operations and critical facility intelligence software, extends the Company’s suite of capabilities and solutions that serve the entire lifecycle of the data center. The Company funded the purchase price paid at closing with cash on hand as well as borrowings under its revolving credit facility. The total fair value of consideration transferred for the acquisition of Ascent consisted of $179.3 million, net of cash acquired.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the preliminary allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Ascent:

Assets	(In millions)
Cash and cash equivalents	$7.3
Trade accounts receivable	33.5
Intangible asset(1)	58.0
Goodwill	118.7
Other current and noncurrent assets	44.8
Total assets	$262.3

Liabilities
Accounts payable	$20.9
Accrued payroll and benefit costs	7.9
Other current and noncurrent liabilities	46.9
Total liabilities	$75.7

Fair value of net assets acquired, including goodwill and intangible asset	$186.6
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
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2025	$799.3	$1,347.0	$1,133.8	$3,280.1
Adjustments to goodwill for acquisitions	20.1	0.5	—	20.6
Foreign currency exchange rate changes	16.8	5.7	8.1	30.6
Ending balance, September 30, 2025	$836.2	$1,353.2	$1,141.9	$3,331.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The components of intangible assets are as follows:

		As of
		September 30, 2025			December 31, 2024
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$791.0	$—	$791.0	$789.7	$—	$789.7
Customer relationships	9 - 20	1,519.0	(546.0)	973.0	1,502.4	(476.4)	1,026.0
Distribution agreements	8 - 19	39.9	(30.0)	9.9	29.2	(27.7)	1.5
Trademarks	5 and 12	15.5	(13.4)	2.1	15.5	(11.7)	3.8
Software	7	16.0	(2.9)	13.1	16.0	(1.1)	14.9
		$2,381.4	$(592.3)	$1,789.1	$2,352.8	$(516.9)	$1,835.9
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $22.4 million and $21.5 million for the three months ended September 30, 2025 and 2024, respectively, and $66.9 million and $65.3 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2025	$22.5
2026	85.8
2027	83.0
2028	81.3
2029	80.2
Thereafter	645.3
Total	$998.1
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
During the three and nine months ended September 30, 2025 and 2024, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options granted	—	—	89,221	85,425
Weighted-average fair value	n/a	n/a	$76.72	$72.05

Restricted stock units granted	17,722	1,942	240,469	240,233
Weighted-average fair value	$215.18	$150.44	$181.98	$157.13

Performance-based awards granted	425	540	77,289	194,105
Weighted-average fair value	$171.90	$147.26	$191.75	$108.94
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Risk free interest rate	n/a	n/a	4.1%	4.2%
Expected life (in years)	n/a	n/a	5	5
Expected volatility	n/a	n/a	47%	55%
Expected dividend yield	n/a	n/a	1.01%	1.09%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock options and related information for the nine months ended September 30, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	234,814	$147.08
Granted	89,221	180.72
Exercised	(14,256)	141.78
Forfeited	(19,805)	169.76
Outstanding at September 30, 2025	289,974	$156.14	7.7	$16.1
Exercisable at September 30, 2025	144,986	$142.30	6.5	$10.0
For the nine months ended September 30, 2025, the aggregate intrinsic value of stock options exercised during such period was $0.9 million.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2025:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	699,044	$58.90
Granted	—	—
Exercised	(270,651)	58.86
Forfeited	—	—
Outstanding at September 30, 2025	428,393	$58.93	3.8	$65.4
Exercisable at September 30, 2025	428,393	$58.93	3.8	$65.4
For the nine months ended September 30, 2025, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $43.3 million.
The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	427,570	$149.84
Granted	240,469	181.98
Vested	(168,679)	145.67
Forfeited	(38,282)	176.34
Unvested at September 30, 2025	461,078	$165.79

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of performance-based awards and related information for the nine months ended September 30, 2025:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2024	214,517	$147.19
Granted	77,289	191.75
Vested	(75,189)	122.09
Forfeited	(22,379)	172.54
Unvested at September 30, 2025	194,238	$171.72
Wesco recognized $10.7 million and $6.8 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, and $29.3 million and $19.6 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively, which is included in selling, general and administrative expenses for such periods. As of September 30, 2025, there was $73.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2025	$11.1
2026	34.9
2027	23.0
2028	4.3
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
During the three and nine months ended September 30, 2025, the Company entered into spot repurchase transactions through a broker to purchase 119,042 and 419,570 shares, respectively, of its common stock in the open market for cash totaling $25.3 million and $75.8 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three and nine months ended September 30, 2024, the Company entered into spot repurchase transactions through a broker to purchase 161,614 and 2,183,937 shares, respectively, of its common stock in the open market for cash totaling $25.3 million and $378.8 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1	million
May 29, 2025	June 13, 2025	June 30, 2025	$0.454	$22.1	million
August 28, 2025	September 12, 2025	September 30, 2025	$0.454	$22.1	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
May 30, 2024	June 14, 2024	June 28, 2024	$0.413	$20.3	million
August 29, 2024	September 13, 2024	September 30, 2024	$0.413	$20.2	million
During the three months ended September 30, 2025, there were no quarterly cash dividends paid relating to the Company's Series A Preferred Stock that was redeemed in June 2025. During the nine months ended September 30, 2025, the Company's Board of Directors declared and the Company paid cash dividends relating to its Series A Preferred Stock totaling $27.3 million. As a result of the redemption, for the three months ended June 30, 2025, the dividend rate per depositary share was prorated to $0.598, compared to the prior period dividend rates of $0.664. During the three and nine months ended September 30, 2024, the Company's Board of Directors declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million and $43.1 million, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share data)	2025	2024	2025	2024
Net income attributable to WESCO International, Inc.	$187.5	$204.3	$480.3	$552.2
Plus: Gain on redemption of Series A Preferred Stock	—	—	27.6	—
Less: Preferred stock dividends	—	14.4	27.3	43.1
Net income attributable to common stockholders	$187.5	$189.9	$480.6	$509.1
Weighted-average common shares outstanding used in computing basic earnings per share	48.7	49.1	48.8	50.0
Common shares issuable upon exercise of dilutive equity awards	0.8	0.7	0.7	0.8
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.5	49.8	49.5	50.8
Earnings per share attributable to common stockholders
Basic	$3.85	$3.87	$9.85	$10.18
Diluted	$3.79	$3.81	$9.71	$10.02

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three and nine months ended September 30, 2025, there were approximately 0.1 million and 0.2 million antidilutive shares, respectively. For the three and nine months ended September 30, 2024, there were approximately 0.2 million antidilutive shares.
9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
International lines of credit	$5.1	$0.6
Accounts Receivable Securitization Facility	1,425.0	1,450.0
Revolving Credit Facility	425.0	525.0
6.000% Anixter Senior Notes due 2025	4.2	4.2
7.250% Senior Notes due 2028, less debt discount of $3.4 and $4.4 in 2025 and 2024, respectively	1,321.6	1,320.6
6.375% Senior Notes due 2029	900.0	900.0
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	—
Finance lease obligations	66.9	57.3
Total debt	5,797.8	5,107.7
Plus: Fair value adjustments to the Anixter Senior Notes	—	0.1
Less: Unamortized debt issuance costs	(47.9)	(42.8)
Less: Short-term debt and current portion of long-term debt	(28.0)	(19.5)
Total long-term debt	$5,721.9	$5,045.5
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
During the first quarter of 2024, the Company recognized settlement cost of $5.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan. During the third quarter of 2024, the Company recognized income of $2.2 million as a result of the finalization of the liabilities transferred as part of the settlement.

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
The carrying value of Wesco’s debt instruments with fixed interest rates was $3,875.8 million and $3,074.9 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of this debt was $3,992.3 million and $3,127.3 million as of September 30, 2025 and December 31, 2024, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of September 30, 2025 and December 31, 2024.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At September 30, 2025 and December 31, 2024, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $255.7 million and $345.7 million, at September 30, 2025 and December 31, 2024, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
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
13. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 and 2024 was 23.5% and 25.3%, respectively. For the three months ended September 30, 2025, the effective tax rate reflects net discrete income tax benefits of $7.8 million primarily resulting from the exercise of stock-based awards. These discrete income tax benefits reduced the effective tax rate in the current period by approximately 3.2 percentage points. For the three months ended September 30, 2024, the effective tax rate does not reflect any material discrete income tax benefits.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The effective tax rate for the nine months ended September 30, 2025 and 2024 was 24.4% and 25.4%, respectively. For the nine months ended September 30, 2025 and 2024, the effective tax rate reflects net discrete income tax benefits of $12.8 million and $8.6 million, respectively, primarily resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 2.0 and 1.2 percentage points.
During the first nine months of 2025, the Company purchased $93.8 million of transferable clean energy tax credits. The Company used $91.1 million of these tax credits to reduce its 2024 U.S. federal income tax liability and $2.7 million to reduce its estimated 2025 U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including but not limited to conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance and/or seller guarantees.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to the Company's assessment of uncertain tax positions since December 31, 2024.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA makes permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and modifies other provisions of the TCJA and the Inflation Reduction Act. The OBBBA contains various effective dates with certain provisions effective in 2025 and others effective in 2026 and beyond. Accounting Standards Codification 740, Income Taxes, requires the impact of changes in tax laws (or rates) to be recognized in the financial statements as of the date of enactment, which is when all legislative steps necessary for the bill to become law are complete. The Company has evaluated the provisions of the OBBBA, and concluded there is no material impact on the Company’s 2025 annual effective tax rate. The Company, however, has adjusted certain of its deferred tax assets and liabilities as of September 30, 2025 to reflect the impact of the OBBBA.
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
As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three and nine months ended September 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables present information about the Company’s reportable segments and reconcile adjusted EBITDA by segment to income before income taxes on a consolidated basis for the periods presented:

	Three Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,359.6	$2,410.9	$1,428.6	$6,199.1
Less:
Cost of goods sold (excluding depreciation and amortization)	1,808.9	1,898.6	1,174.2	4,881.7
Selling, general and administrative payroll expenses(1)(3)	229.0	176.5	60.9	466.4
Other segment items(2)	123.4	115.3	44.7	283.4
Adjusted EBITDA	$198.3	$220.5	$148.8	$567.6
Adjusted EBITDA margin %	8.4%	9.1%	10.4%

Reconciliation of adjusted EBITDA
Depreciation and amortization				39.8
Other expense, net				7.9
Stock-based compensation expense(3)				2.8
Unallocated amounts (Corporate):
Selling, general and administrative expenses				170.3
Interest expense, net(4)				99.0
Depreciation and amortization				9.3
Other income, net				(7.9)
Income before income taxes				$246.4
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended September 30, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,110.4	$1,995.9	$1,383.1	$5,489.4
Less:
Cost of goods sold (excluding depreciation and amortization)	1,598.6	1,556.7	1,121.4	4,276.7
Selling, general and administrative payroll expenses(1)(3)	216.8	160.4	60.9	438.1
Other segment items(2)	113.7	98.6	44.3	256.6
Adjusted EBITDA	$181.3	$180.2	$156.5	$518.0
Adjusted EBITDA margin %	8.6%	9.0%	11.3%

Reconciliation of adjusted EBITDA
Depreciation and amortization				36.7
Other income, net				(9.4)
Stock-based compensation expense(3)				3.5
Unallocated amounts (Corporate):
Selling, general and administrative expenses				132.9
Interest expense, net(4)				86.5
Depreciation and amortization				9.3
Other income, net				(15.5)
Income before income taxes				$274.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$6,682.7	$6,676.4	$4,083.3	$17,442.4
Less:
Cost of goods sold (excluding depreciation and amortization)	5,142.3	5,270.6	3,343.8	13,756.7
Selling, general and administrative payroll expenses(1)(3)	660.1	505.6	176.0	1,341.7
Other segment items(2)	356.5	322.2	132.8	811.5
Adjusted EBITDA	$523.8	$578.0	$430.7	$1,532.5
Adjusted EBITDA margin %	7.8%	8.7%	10.5%

Reconciliation of adjusted EBITDA
Depreciation and amortization				117.9
Other expense, net				43.8
Stock-based compensation expense(3)				8.4
Unallocated amounts (Corporate):
Selling, general and administrative expenses				469.8
Interest expense, net(4)				278.2
Depreciation and amortization				27.9
Other income, net				(50.8)
Income before income taxes				$637.3
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$6,309.2	$5,605.0	$4,404.9	$16,319.1
Less:
Cost of goods sold (excluding depreciation and amortization)	4,802.6	4,382.3	3,585.6	12,770.5
Selling, general and administrative payroll expenses(1)(3)	642.1	467.0	187.1	1,296.2
Other segment items(2)	331.2	288.8	132.8	752.8
Adjusted EBITDA	$533.3	$466.9	$499.4	$1,499.6
Adjusted EBITDA margin %	8.5%	8.3%	11.3%

Reconciliation of adjusted EBITDA
Depreciation and amortization				110.0
Other income, net				(68.4)
Stock-based compensation expense(3)				10.5
Unallocated amounts (Corporate):
Selling, general and administrative expenses				429.4
Interest expense, net(4)				279.8
Depreciation and amortization				27.6
Other income, net				(30.9)
Income before income taxes				$741.6
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
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2025	2024	2025	2024
EES	$12.7	$12.1	$37.3	$34.5
CSS	19.3	17.7	57.4	54.2
UBS	7.8	6.9	23.2	21.3
Reportable segments total	39.8	36.7	117.9	110.0
Corporate	9.3	9.3	27.9	27.6
Total	$49.1	$46.0	$145.8	$137.6

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth other expense (income), net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the gain on the divestiture of the WIS business:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2025	2024	2025	2024
EES	$1.1	$5.4	$12.7	$13.7
CSS	7.0	4.9	33.7	40.0
UBS	(0.2)	(19.7)	(2.6)	(122.1)
Reportable segments total	7.9	(9.4)	43.8	(68.4)
Corporate	(7.9)	(15.5)	(50.8)	(30.9)
Total	$—	$(24.9)	$(7.0)	$(99.3)
The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2025	2024	2025	2024
EES	$1.4	$0.5	$4.4	$3.1
CSS	3.1	10.2	6.4	17.4
UBS	3.6	4.4	13.0	9.0
Reportable segments total	8.1	15.1	23.8	29.5
Corporate	5.1	14.1	31.6	40.9
Total	$13.2	$29.2	$55.4	$70.4
The following table sets forth total assets by reportable segment for the periods presented:

	As of
(In millions)	September 30, 2025	December 31, 2024
EES	$4,998.5	$4,431.8
CSS	6,696.4	6,034.7
UBS	3,848.7	3,497.5
Reportable segments total	15,543.6	13,964.0
Corporate(1)	1,009.7	1,097.4
Total	$16,553.3	$15,061.4
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
Business Highlights
Our financial results reflect continued sales momentum in the third quarter of 2025, highlighted by a 5.1% sequential and 12.9% year over year increase in reported net sales. For the first nine months of 2025 compared to the first nine months of 2024, reported sales increased by 6.9% and organic sales increased by 8.3%, which adjusts for the impact of acquisitions and divestitures, fluctuations in foreign exchange rates and number of workdays. Our CSS data center business is primarily driving this growth in sales, but also contributing to lower gross margins as compared to prior years due to several large project sales. Our EES segment experienced continued growth across its construction, industrial and OEM businesses in the third quarter, fueled in part by rising demand for data center projects and increased infrastructure activity. Our Utility business also continued to show signs of improvement with increased investor-owned utility sales growth in the third quarter. Additionally, the Broadband business saw continued acceleration in the third quarter, which reflects an increased growth rate in the United States. We have seen year over year backlog growth driven by our CSS and UBS segments.
We continued to address supplier price increases in response, in part, to global tariffs, including but not limited to, passing through price increases, leveraging scale to provide locally sourced products, reducing imports from high tariff countries, optimizing supply chain logistics, and re-engineering our global supply chain. Although the long-term impact remains uncertain, tariffs did not have a material effect on our financial results for the third quarter of 2025.
After redeeming our Series A Preferred Stock in June 2025, we have no significant debt maturities until 2028 and have strong liquidity to execute our capital allocation priorities of debt reduction, stock buybacks and acquisitions.
During the third quarter of 2025, we continued to execute on our multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency.
Taking the above highlights into consideration, we believe we are well positioned to benefit from enduring secular growth trends of AI-driven data centers, increased power generation, electrification, automation and reshoring.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
Third Quarter of 2025 versus Third Quarter of 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,199.1	$5,489.4	12.9%	0.7%	0.1%	—%	12.1%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the third quarter of 2025 compared to the third quarter of 2024.
Net sales were $6.2 billion for the third quarter of 2025 compared to $5.5 billion for the third quarter of 2024, an increase of 12.9%. Adjusting for the increase from the acquisition of Ascent, organic sales for the third quarter of 2025 grew by 12.1%. This growth reflects an approximate 9% increase in volume, driven by volume increases in all three segments (CSS, EES and UBS), and by the impact of changes in price, which favorably impacted consolidated organic sales by approximately 3%.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2025 was $4.9 billion compared to $4.3 billion for the third quarter of 2024, an increase of 14.1%. Cost of goods sold as a percentage of net sales was 78.7% and 77.9% for the third quarter of 2025 and 2024, respectively. The unfavorable increase of 80 basis points reflects a decrease in gross margin in all three segments driven by large project sales and higher inventory adjustments, partially offset by higher supplier volume rebates.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the third quarter of 2025 totaled $922.9 million versus $831.1 million for the third quarter of 2024, an increase of $91.8 million, or 11.0%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	September 30, 2025	% of net sales	September 30, 2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$922.9	14.9%	$831.1	15.1%
Digital transformation costs(1)	(10.4)		(5.4)
Restructuring costs(2)	1.6		(0.5)
Adjusted selling, general and administrative expenses	$914.1	14.7%	$825.2	15.0%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
SG&A payroll and payroll-related expenses for the third quarter of 2025 of $570.4 million increased by $50.3 million compared to the same period in 2024 primarily as a result of an increase of $24.2 million in salaries and $14.1 million in commissions and incentives.
SG&A expenses not related to payroll and payroll-related costs for the third quarter of 2025 were $352.5 million, an increase of $41.4 million compared to the same period in 2024, which primarily reflects increased costs to operate our facilities of $11.5 million, increased transportation costs of $9.8 million and increased IT costs of $7.8 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Income from Operations
Income from operations was $345.4 million for the third quarter of 2025 compared to $335.6 million for the third quarter of 2024, an increase of $9.8 million, or 2.9%. The increase reflects higher sales partially offset by higher cost of goods sold as a percentage of net sales due to a decrease in gross margin in all three segments due to large projects and an increase in SG&A expenses as described above.
Interest Expense, net
Net interest expense totaled $99.0 million for the third quarter of 2025 compared to $86.5 million for the third quarter of 2024. The increase of $12.5 million, or 14.5%, was primarily driven by the issuance of the 2033 Notes, partially offset by lower borrowings and lower interest rates on the Receivables Facility and the Revolving Credit Facility throughout the third quarter of 2025 compared to the third quarter of 2024.
Other Income, net
There was no other income, net for the third quarter of 2025 due to various immaterial offsetting income and losses as compared to $24.9 million for the third quarter of 2024. The third quarter of 2024 included a $19.3 million gain on the sale of our WIS business. We recognized $1.8 million of income in the third quarter of 2025 from an adjustment to the fair value of the contingent consideration liability related to a recent acquisition. We recognized a net foreign currency exchange loss of $2.1 million for the third quarter of 2025 compared to a net foreign currency exchange gain of $2.5 million for the third quarter of 2024. We recognized net benefits of $0.8 million and $2.4 million associated with the non-service cost components of net periodic pension (benefit) cost for the three months ended September 30, 2025 and 2024, respectively.
The following table reconciles other non-operating income to adjusted other non-operating income, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	September 30, 2025	September 30, 2024
Adjusted Other Expense (Income), net:	(In millions)
Other expense (income), net	$—	$(24.9)
Gain on divestiture(1)	—	19.3
Reduction to pension settlement cost(2)	—	2.2
Adjusted other expense (income), net	$—	$(3.4)
(1)    Gain on divestiture represents the gain recognized as a result of the divestiture of the Wesco Integrated Supply (“WIS”) business on April 1, 2024.
(2)    Reduction to pension settlement cost represents income as a result of the finalization of the liabilities transferred as part of the settlement of the Company's U.S. pension plan.
Income Taxes
The provision for income taxes was $57.8 million for the third quarter of 2025 compared to $69.3 million for the corresponding quarter of the prior year, resulting in effective tax rates of 23.5% and 25.3%, respectively. The lower effective tax rate for the third quarter of 2025 is due to higher discrete income tax benefits relating to the exercise of stock-based awards as compared to the prior year period.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $187.5 million and $3.79, respectively, for the third quarter of 2025 compared to $189.9 million and $3.81, respectively, for the third quarter of 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, net income and earnings per diluted share attributable to common stockholders were $193.9 million and $3.92, respectively, for the three months ended September 30, 2025, and $178.1 million and $3.58, respectively, for the three months ended September 30, 2024.
The increase in adjusted earnings per diluted share primarily reflects the favorable impact of the June 2025 Series A Preferred Stock redemption and the corresponding decrease in preferred dividends, as well as the increase in net sales, partially offset by the increase in cost of goods sold as a percentage of net sales, an increase in SG&A expenses, and the decrease in other income. Additionally, there was a positive impact from the reduction in outstanding common shares during the third quarter of 2025 as compared to the third quarter of 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $423.0 million for the third quarter of 2025, compared to $398.1 million for the third quarter of 2024, an increase of $24.9 million, or 6.3% year-over-year. The increase primarily reflects a $709.7 million increase in net sales, partially offset by a $605.0 million increase in cost of goods sold related to increased large project sales, and a $91.8 million increase in SG&A expenses, as described above.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended September 30, 2025. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures. As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended September 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,359.6	$2,110.4	11.8%	—%	(0.1)%	—%	11.9%
Adjusted EBITDA	$198.3	$181.3
Adjusted EBITDA margin %	8.4%	8.6%
EES reported net sales of $2.4 billion for the third quarter of 2025 compared to $2.1 billion for the third quarter of 2024, an increase of $249.2 million, or 11.8%. EES organic sales for the third quarter of 2025 increased by 11.9%, with volume growth of approximately 8% driven primarily by the construction, industrial and OEM businesses. Price favorably impacted organic sales by approximately 4%.
EES adjusted EBITDA increased $17.0 million, or 9.4% year-over-year. The increase primarily reflects an increase in volume and price inflation as discussed above, partially offset by an increase in SG&A expenses of $21.9 million. The increase in SG&A expenses is primarily attributed to an increase in salaries of $6.7 million as well as individually immaterial increases in various other operating expenses.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,410.9	$1,995.9	20.8%	2.1%	0.4%	—%	18.3%
Adjusted EBITDA	$220.5	$180.2
Adjusted EBITDA margin %	9.1%	9.0%
CSS reported net sales of $2.4 billion for the third quarter of 2025 compared to $2.0 billion for the third quarter of 2024, an increase of $415.0 million, or 20.8%, which is inclusive of a favorable impact from the acquisition of Ascent of 2.1%. CSS organic sales for the third quarter of 2025 grew by 18.3%, primarily reflecting volume growth of approximately 17%, driven primarily by the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 2%.
CSS adjusted EBITDA increased $40.3 million, or 22.4% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business, as described above, partially offset by an increase in SG&A expenses of $32.4 million. The increase in SG&A expenses is primarily attributed to increased salaries of $9.3 million, increased transportation costs of $7.9 million consistent with higher sales, as well as individually immaterial increases in various other operating expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,428.6	$1,383.1	3.3%	—%	(0.1)%	—%	3.4%
Adjusted EBITDA	$148.8	$156.5
Adjusted EBITDA margin %	10.4%	11.3%
UBS reported net sales of $1,428.6 million for the third quarter of 2025 compared to $1,383.1 million for the third quarter of 2024, an increase of $45.5 million, or 3.3%. UBS organic sales for the third quarter of 2025 grew by 3.4%, reflecting volume growth of approximately 2% driven primarily by growth in the broadband business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
UBS adjusted EBITDA decreased $7.7 million, or 4.9% year-over-year. The decrease primarily reflects a decrease in gross margin driven by the competitive pricing environment.
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$183.2	$191.7	$140.7	$(328.1)	$187.5
Net income (loss) attributable to noncontrolling interests	0.3	1.2	—	(0.4)	1.1
Provision for income taxes(1)	—	—	—	57.8	57.8
Interest expense, net(1)	—	—	—	99.0	99.0
Depreciation and amortization	12.7	19.3	7.8	9.3	49.1
Other expense (income), net	1.1	7.0	(0.2)	(7.9)	—
Stock-based compensation expense	1.0	1.3	0.5	7.9	10.7
Digital transformation costs(2)	—	—	—	10.4	10.4
Cloud computing arrangement amortization(3)	—	—	—	9.0	9.0
Restructuring costs(4)	—	—	—	(1.6)	(1.6)
Adjusted EBITDA	$198.3	$220.5	$148.8	$(144.6)	$423.0
Adjusted EBITDA margin %	8.4%	9.1%	10.4%
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

(4) Reduction to restructuring costs represents the reversal of certain severance costs previously incurred pursuant to an ongoing restructuring plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended September 30, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$163.7	$155.1	$168.5	$(297.4)	$189.9
Net (loss) income attributable to noncontrolling interests	(1.0)	0.9	—	0.5	0.4
Preferred stock dividends	—	—	—	14.4	14.4
Provision for income taxes(2)	—	—	—	69.3	69.3
Interest expense, net(2)	—	—	—	86.5	86.5
Depreciation and amortization	12.1	17.7	6.9	9.3	46.0
Other expense (income), net	5.4	4.9	(19.7)	(15.5)	(24.9)
Stock-based compensation expense	1.1	1.6	0.8	3.3	6.8
Digital transformation costs(3)	—	—	—	5.4	5.4
Cloud computing arrangement amortization(4)	—	—	—	3.8	3.8
Restructuring costs(5)	—	—	—	0.5	0.5
Adjusted EBITDA	$181.3	$180.2	$156.5	$(119.9)	$398.1
Adjusted EBITDA margin %	8.6%	9.0%	11.3%
(1) As previously described in Note 2, “Accounting Policies,” the reportable segment information for the three months ended September 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile selling, general and administrative expenses, income from operations, other non-operating expense (income), provision for income taxes, net income attributable to common stockholders and earnings per diluted share to adjusted selling, general and administrative expenses, adjusted income from operations, adjusted other non-operating expense (income), adjusted provision for income taxes, adjusted net income attributable to common stockholders, and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	September 30, 2025	September 30, 2024
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$922.9	$831.1
Digital transformation costs(1)	(10.4)	(5.4)
Restructuring costs(2)	1.6	(0.5)
Adjusted selling, general and administrative expenses	$914.1	$825.2

Adjusted Income from Operations:
Income from operations	$345.4	$335.6
Digital transformation costs(1)	10.4	5.4
Restructuring costs(2)	(1.6)	0.5
Adjusted income from operations	$354.2	$341.5

Adjusted Other Expense (Income), net:
Other expense (income), net	$—	$(24.9)
Gain on divestiture	—	19.3
Reduction to pension settlement cost(3)	—	2.2
Adjusted other expense (income), net	$—	$(3.4)

Adjusted Provision for Income Taxes:
Provision for income taxes	$57.8	$69.3
Income tax effect of adjustments to income from operations and other expense (income), net(4)	2.4	(3.8)
Adjusted provision for income taxes	$60.2	$65.5

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$187.5	$189.9
Digital transformation costs(1)	10.4	5.4
Restructuring costs(2)	(1.6)	0.5
Gain on divestiture	—	(19.3)
Reduction to pension settlement cost(3)	—	(2.2)
Income tax effect of adjustments to income from operations and other expense (income), net(4)	(2.4)	3.8
Adjusted net income attributable to common stockholders	$193.9	$178.1
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Reduction to pension settlement cost represents income as a result of the finalization of the liabilities transferred as part of the settlement of the Company's U.S. pension plan.
(4)    The adjustments to income from operations and other expense (income), net have been tax effected at rates of 26.7% and 24.3% for the three months ended September 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2025	September 30, 2024
(In millions, except per share data)
Adjusted income from operations	$354.2	$341.5
Interest expense, net	99.0	86.5
Adjusted other expense (income), net	—	(3.4)
Adjusted income before income taxes	255.2	258.4
Adjusted provision for income taxes	60.2	65.5
Adjusted net income	195.0	192.9
Net income attributable to noncontrolling interests	1.1	0.4
Adjusted net income attributable to WESCO International, Inc.	193.9	192.5
Preferred stock dividends	—	14.4
Adjusted net income attributable to common stockholders	$193.9	$178.1

Diluted shares	49.5	49.8
Adjusted earnings per diluted share	$3.92	$3.58
Note: For the three months ended September 30, 2025, SG&A expenses, income from operations, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, and the related income tax effects. For the three months ended September 30, 2024, SG&A expenses, income from operations, other non-operating expense (income), the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the gain recognized on the divestiture of the WIS business, the reduction to pension settlement cost, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Nine Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition/Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$17,442.4	$16,319.1	6.9%	(0.5)%	(0.4)%	(0.5)%	8.3%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; the first nine months of 2025 had one less workday compared to the first nine months of 2024.
Net sales were $17.4 billion for the first nine months of 2025 compared to $16.3 billion for the first nine months of 2024, an increase of 6.9%. Organic sales for the first nine months of 2025 grew by 8.3%. This growth reflects an approximate 6% increase in volume driven by the CSS and EES segments, and an approximate 2% benefit from price.
Cost of Goods Sold
Cost of goods sold for the first nine months of 2025 was $13.8 billion compared to $12.8 billion for the first nine months of 2024, an increase of 7.7%. Cost of goods sold as a percentage of net sales was 78.9% and 78.3% for the first nine months of 2025 and 2024, respectively. The unfavorable increase of 60 basis points primarily reflects a decrease in gross margin in all three segments driven by large project sales and higher inventory adjustments, partially offset by higher supplier volume rebates.
Selling, General and Administrative Expenses
SG&A expenses for the first nine months of 2025 totaled $2,631.4 million versus $2,488.9 million for the first nine months of 2024, an increase of $142.5 million, or 5.7%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Nine Months Ended
	September 30, 2025	% of net sales	September 30, 2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$2,631.4	15.1%	$2,488.9	15.3%
Digital transformation costs(1)	(24.1)		(17.5)
Restructuring costs(2)	—		(9.5)
Loss on abandonment of assets(3)	—		(17.8)
Excise taxes on excise pension plan assets(4)	—		(4.8)
Adjusted selling, general and administrative expenses	$2,607.3	14.9%	$2,439.3	14.9%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A payroll and payroll-related expenses for the first nine months of 2025 of $1,631.3 million increased by $80.5 million compared to the same period in 2024 primarily as a result of increased salaries of $46.9 million due to wage inflation, partially offset by the impact of the divestiture of the WIS business, and increased benefits expense of $15.6 million.
SG&A expenses not related to payroll and payroll-related costs for the first nine months of 2025 were $1,000.1 million, an increase of $62.0 million compared to the same period in 2024, which primarily reflects increased costs to operate our facilities of $27.6 million, and increased transportation costs of $24.9 million.
Income from Operations
Income from operations was $908.5 million for the first nine months of 2025 compared to $922.1 million for the first nine months of 2024. The decrease of $13.6 million, or 1.5%, reflects an increase in sales exceeded by higher cost of goods sold as a percentage of net sales due to a decrease in gross margin in all three segments due to large projects, as well as an increase in SG&A expenses, as described above.
Other Income, net
Other non-operating income totaled $7.0 million for the first nine months of 2025 compared to $99.3 million for the first nine months of 2024. The first nine months of 2024 included a $122.2 million gain on the sale of our WIS business. We recognized $4.2 million of income in the first nine months of 2025 from an adjustment to the fair value of the contingent consideration liability related to a recent acquisition. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $0.2 million for the first nine months of 2025 compared to a net loss of $18.2 million for the first nine months of 2024. We recognized net benefits of $2.5 million and net costs of $3.2 million associated with the non-service cost components of net periodic pension cost (benefit) for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease in net periodic pension costs was due to pension settlement cost to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan as a result of the final settlement of the plan in the first quarter of 2024.
The following table reconciles other non-operating income to adjusted other non-operating (income) expense, which is a non-GAAP financial measure, for the periods presented:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Adjusted Other (Income) Expense, net:	(In millions)
Other income, net	$(7.0)	$(99.3)
Loss on termination of business arrangement(1)	(0.3)	(3.8)
Pension settlement cost(2)	—	(3.3)
Gain on divestiture(3)	—	122.2
Adjusted other (income) expense, net	$(7.3)	$15.8
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
Income Taxes
The provision for income taxes was $155.7 million for the first nine months of 2025 compared to $188.1 million in last year's comparable period, resulting in effective tax rates of 24.4% and 25.4%, respectively. The lower effective tax rate for the first nine months of 2025 is due to higher discrete income tax benefits relating to the exercise and vesting of stock-based awards as compared to the prior year period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $480.6 million and $9.71, respectively, for the first nine months of 2025 compared to $509.1 million and $10.02, respectively, for the first nine months of 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $27.6 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, net income and earnings per diluted share attributable to common stockholders were $470.9 million and $9.51, respectively, for the first nine months of 2025 and $461.0 million and $9.07, respectively, for the first nine months of 2024.
The increase in adjusted earnings per diluted share primarily reflects the favorable impact of the June 2025 Series A Preferred Stock redemption and the corresponding decrease in preferred dividends, as well as the increase in net sales as discussed above, partially offset by the increase in cost of goods sold as a percentage of net sales, the decrease in other income, and the increase in SG&A expenses. Additionally, there was a positive impact from the reduction in outstanding common shares during the first nine months of 2025 as compared to the first nine months of 2024.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1,127.8 million for the first nine months of 2025 compared to $1,138.6 million for the first nine months of 2024, a decrease of $10.8 million, or 0.9% year-over-year. The decrease primarily reflects a $986.2 million increase in cost of goods sold, and a $142.5 million increase in SG&A expenses, as described above, partially offset by a $1,123.3 million increase in net sales. Included in the increase in SG&A expenses was a $17.8 million increase from the absence of asset abandonment loss in the first nine months of 2025 compared to the first nine months of 2024, a $6.6 million increase from digital transformation costs, and a $4.8 million increase from the absence of excise taxes on excess pension plan assets in first nine months of 2025 compared to the first nine months of 2024. Additionally, there was a year-over-year decrease in restructuring costs of $9.5 million.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the nine months ended September 30, 2025. As further described below and in Note 14, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the CODM allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures. As previously described in Note 2, “Accounting Policies,” the reportable segment information for the nine months ended September 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
Electrical & Electronic Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,682.7	$6,309.2	5.9%	—%	(0.7)%	(0.5)%	7.1%
Adjusted EBITDA	$523.8	$533.3
Adjusted EBITDA Margin %	7.8%	8.5%
EES reported net sales of $6.7 billion for the first nine months of 2025 compared to $6.3 billion for the first nine months of 2024, an increase of $373.5 million, or 5.9%. EES organic sales for the first nine months of 2025 grew by 7.1%, driven primarily by volume growth of approximately 4%, primarily as a result of growth in the OEM and construction businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 3%.
EES adjusted EBITDA decreased $9.5 million, or 1.8% year-over-year. The decrease primarily reflects an unfavorable change in product mix, partially offset by an increase in volume and price, as described above. Additionally, SG&A expenses increased $43.0 million as compared to the prior year, which was primarily attributed to increased salaries of $15.0 million, increased transportation costs of $8.3 million, increased operations expenses of $7.8 million, and increased bad debt expense of $5.8 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Communications & Security Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,676.4	$5,605.0	19.1%	1.9%	(0.2)%	(0.5)%	17.9%
Adjusted EBITDA	$578.0	$466.9
Adjusted EBITDA Margin %	8.7%	8.3%
CSS reported net sales of $6.7 billion for the first nine months of 2025 compared to $5.6 billion for the first nine months of 2024, an increase of $1.1 billion, or 19.1%, which is inclusive of a favorable impact from the acquisition of Ascent of 1.9%. CSS organic sales for the first nine months of 2025 grew by 17.9%, driven primarily by volume growth of approximately 17% as a result of the data center solutions business and less significant growth in the security solutions business, partially offset by volume decline in the enterprise network infrastructure business, and by the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS adjusted EBITDA increased $111.1 million, or 23.8% year-over-year. The increase reflects an increase in volume, specifically within the data center solutions business and the security solutions business, as described above. Further, there was an increase in SG&A expenses of $71.3 million. The increase in SG&A expenses is primarily attributed to increased transportation costs of $20.6 million consistent with higher sales, increased salaries of $19.8 million, increased commissions and incentives of $11.1 million, and increased benefits expense of $8.9 million.
Utility & Broadband Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2025	September 30, 2024	Reported Sales	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,083.3	$4,404.9	(7.3)%	(4.4)%	(0.2)%	(0.5)%	(2.2)%
Adjusted EBITDA	$430.7	$499.4
Adjusted EBITDA Margin %	10.5%	11.3%
UBS reported net sales of $4.1 billion for the first nine months of 2025 compared to $4.4 billion for the first nine months of 2024, a decrease of $321.6 million, or 7.3%, which is inclusive of an unfavorable impact from the divestiture of the WIS business of 4.4%. UBS organic sales for the first nine months of 2025 declined by 2.2%, reflecting volume declines, primarily as a result of ongoing customer destocking and cautious spending related to tariff and market uncertainties. Changes in price did not have a material impact on the year-over-year decline in UBS organic sales.
UBS adjusted EBITDA decreased $68.7 million, or 13.8% year-over-year. The decrease primarily reflects a decline in volume, as described above. The decrease in adjusted EBITDA was partially offset by a decrease in SG&A expenses of $12.2 million as compared to the prior year, which was primarily attributed to lower commissions and incentives of $7.1 million as well as individually immaterial increases in various other operating expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$470.4	$481.0	$408.8	$(879.6)	$480.6
Net income (loss) attributable to noncontrolling interests	0.3	1.9	—	(0.9)	1.3
Gain on redemption of Series A Preferred Stock	—	—	—	(27.6)	(27.6)
Preferred stock dividends	—	—	—	27.3	27.3
Provision for income taxes(1)	—	—	—	155.7	155.7
Interest expense, net(1)	—	—	—	278.2	278.2
Depreciation and amortization	37.3	57.4	23.2	27.9	145.8
Other expense (income), net	12.7	33.7	(2.6)	(50.8)	(7.0)
Stock-based compensation expense	3.1	4.0	1.3	20.9	29.3
Digital transformation costs(2)	—	—	—	24.1	24.1
Cloud computing arrangement amortization(3)	—	—	—	20.1	20.1
Adjusted EBITDA	$523.8	$578.0	$430.7	$(404.7)	$1,127.8
Adjusted EBITDA margin %	7.8%	8.7%	10.5%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$483.1	$365.9	$597.8	$(937.7)	$509.1
Net (loss) income attributable to noncontrolling interests	(1.3)	1.9	—	0.7	1.3
Preferred stock dividends	—	—	—	43.1	43.1
Provision for income taxes(2)	—	—	—	188.1	188.1
Interest expense, net(2)	—	—	—	279.8	279.8
Depreciation and amortization	34.5	54.2	21.3	27.6	137.6
Other expense (income), net	13.7	40.0	(122.1)	(30.9)	(99.3)
Stock-based compensation expense	3.3	4.9	2.4	9.0	19.6
Loss on abandonment of assets(3)	—	—	—	17.8	17.8
Digital transformation costs(4)	—	—	—	17.5	17.5
Cloud computing arrangement amortization(5)	—	—	—	9.7	9.7
Restructuring costs(6)	—	—	—	9.5	9.5
Excise taxes on excess pension plan assets(7)	—	—	—	4.8	4.8
Adjusted EBITDA	$533.3	$466.9	$499.4	$(361.0)	$1,138.6
Adjusted EBITDA margin %	8.5%	8.3%	11.3%
(1) As previously described in Note 2, “Accounting Policies,” the reportable segment information for the nine months ended September 30, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

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

	Nine Months Ended
	September 30, 2025	September 30, 2024
Adjusted SG&A Expenses:	(In millions)
Selling, general and administrative expenses	$2,631.4	$2,488.9
Digital transformation costs(1)	(24.1)	(17.5)
Restructuring costs(2)	—	(9.5)
Loss on abandonment of assets(3)	—	(17.8)
Excise taxes on excess pension plan assets(4)	—	(4.8)
Adjusted selling, general and administrative expenses	$2,607.3	$2,439.3

Adjusted Income from Operations:
Income from operations	$908.5	$922.1
Digital transformation costs(1)	24.1	17.5
Restructuring costs(2)	—	9.5
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.8
Adjusted income from operations	$932.6	$971.7

Adjusted Other (Income) Expense, net:
Other income, net	$(7.0)	$(99.3)
Loss on termination of business arrangement(5)	(0.3)	(3.8)
Pension settlement cost(6)	—	(3.3)
Gain on divestiture	—	122.2
Adjusted other (income) expense, net	$(7.3)	$15.8

Adjusted Provision for Income Taxes:
Provision for income taxes	$155.7	$188.1
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	6.5	(17.4)
Adjusted provision for income taxes	$162.2	$170.7

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$480.6	$509.1
Digital transformation costs(1)	24.1	17.5
Restructuring costs(2)	—	9.5
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.8
Gain on divestiture	—	(122.2)
Loss on termination of business arrangement(5)	0.3	3.8
Pension settlement cost(6)	—	3.3
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	(6.5)	17.4
Gain on redemption of Series A Preferred Stock	(27.6)	—
Adjusted net income attributable to common stockholders	$470.9	$461.0
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
(7)    The adjustments to income from operations and other (income) expense, net have been tax effected at a rate of approximately 26.4% and 26.5% for the nine months ended September 30, 2025 and 2024, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2025	September 30, 2024
(In millions, except per share data)
Adjusted income from operations	$932.6	$971.7
Interest expense, net	278.2	279.8
Adjusted other (income) expense, net	(7.3)	15.8
Adjusted income before income taxes	661.7	676.1
Adjusted provision for income taxes	162.2	170.7
Adjusted net income	499.5	505.4
Net income attributable to noncontrolling interests	1.3	1.3
Adjusted net income attributable to WESCO International, Inc.	498.2	504.1
Preferred stock dividends	27.3	43.1
Adjusted net income attributable to common stockholders	$470.9	$461.0

Diluted shares	49.5	50.8
Adjusted earnings per diluted share	$9.51	$9.07
Note: For the nine months ended September 30, 2025, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the loss on termination of business arrangement, and the related income tax effects, and the gain on redemption of the Company's Series A Preferred Stock. For the nine months ended September 30, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude the loss on abandonment of assets, digital transformation costs, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $0.6 million and $9.5 million. As of September 30, 2025, we had $5.1 million outstanding under our international lines of credit.
As of September 30, 2025, we had $425.0 million outstanding and $1,253.9 million in available borrowing capacity on the Revolving Credit Facility after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit. Additionally as of September 30, 2025, we had $1,425.0 million outstanding and $125.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $258.6 million, provided liquidity of approximately $1.6 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of September 30, 2025, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
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
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable for the majority of the first nine months of 2025, with the Federal Reserve reducing its benchmark interest rate by 25 basis points at the end of the third quarter, after a reduction of its benchmark interest rate by a total of 100 basis points in the second half of 2024. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
As of September 30, 2025, approximately 67% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at share repurchases, the payment of dividends, debt reduction, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the first nine months of 2025, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of September 30, 2025.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.5x as of September 30, 2025 and 2.9x as of December 31, 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	September 30, 2025	December 31, 2024
(In millions, except ratios)
Net income attributable to common stockholders	$631.7	$660.2
Net income attributable to noncontrolling interests	1.8	1.8
Gain on redemption of Series A Preferred Stock	(27.6)	—
Preferred stock dividends	41.6	57.4
Provision for income taxes	199.2	231.6
Interest expense, net	363.4	364.9
Depreciation and amortization	191.5	183.2
EBITDA	$1,401.6	$1,499.1
Other income, net	(0.5)	(92.7)
Stock-based compensation expense	38.6	28.9
Digital transformation costs(1)	31.5	24.9
Restructuring costs(2)	2.6	12.1
Cloud computing arrangement amortization(3)	24.5	14.1
Loss on abandonment of assets(4)	—	17.8
Excise taxes on excess pension plan assets(5)	0.1	4.9
Adjusted EBITDA	$1,498.4	$1,509.1

	As of
	September 30, 2025	December 31, 2024
Short-term debt and current portion of long-term debt, net	$28.0	$19.5
Long-term debt, net	5,721.9	5,045.5
Debt issuance costs and debt discount(6)	51.3	47.2
Fair value adjustments to the Anixter Senior Notes(6)	—	(0.1)
Total debt	5,801.2	5,112.1
Less: Cash and cash equivalents	571.9	702.6
Total debt, net of cash	$5,229.3	$4,409.5

Financial leverage ratio	3.5	2.9
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
An analysis of cash flow for the first nine months of 2025 and 2024 follows:
Operating Activities
Net cash provided by operating activities for the first nine months of 2025 totaled $53.1 million, compared to $824.6 million for the first nine months of 2024. The $771.5 million decrease is primarily driven by a $485.7 million impact from changes in trade accounts receivable and a $421.3 million impact from changes in inventories. The impact from trade accounts receivable was primarily due to sales growth in the EES and CSS segments as well as the timing of receipts from customers as compared to the prior year. The impact from inventories was primarily due to an increase in volume related to growth in large projects as compared to the prior year.
These decreases were partially offset by a $196.1 million impact from changes in accounts payable. The impact from accounts payable increased primarily due to the increase in inventory, as well as the timing of purchases and payments to suppliers as compared to the prior year. Additionally an increase in net income as adjusted for certain non-cash items offset the decreases in operating cash flows.
Investing Activities
Net cash used in investing activities for the first nine months of 2025 was $100.4 million compared to $249.7 million provided by investing activities in the first nine months of 2024. Included in the first nine months of 2025 were capital expenditures of $55.4 million, which primarily comprised leasehold improvements and equipment to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as $36.3 million paid to acquire Industrial Software Solutions, net of cash acquired.
Included in net cash provided by investing activities in the first nine months of 2024 were $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $41.7 million paid to acquire entroCIM and IES, net of cash acquired, as well as capital expenditures of $70.4 million. Capital expenditures in the first nine months of 2024 primarily comprised internal-use computer software and information technology hardware to support our digital transformation initiatives, as well as equipment and leasehold improvements to support our global network of locations.
Financing Activities
Net cash used in financing activities for the first nine months of 2025 was $94.2 million, compared to $874.3 million during the first nine months of 2024. During the first nine months of 2025, financing activities primarily comprised the proceeds of $800.0 million related to the issuance of the 2033 Notes, net repayments of $100.0 million related to our Revolving Credit Facility, net repayments of $25.0 million related to our Receivables Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first nine months of 2025 also included $540.3 million paid to redeem our Series A Preferred Stock, $75.0 million of common stock repurchases, $66.3 million and $27.3 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $35.9 million of payments for taxes related to the exercise and vesting of stock-based awards.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarterly period ended September 30, 2025, the Company continued its multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Period				(In millions)
July 1 - July 31, 2025	781	$207.06	—	$438.9
August 1 - August 31, 2025	67,160	$224.59	—	$438.9
September 1 - September 30, 2025	129,691	$210.23	119,042	$413.9
Total	197,632	$215.09	119,042
(1)    There were 78,590 shares purchased during the quarterly period ended September 30, 2025 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock and Series A Preferred Stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended September 30, 2025, the Company entered into spot repurchase transactions through brokers to purchase 119,042 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.1	Release Agreement, dated August 20, 2025, by and among WESCO International, Inc., WESCO Distribution, Inc., and Nelson Squires	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

October 30, 2025	By:	/s/ David S. Schulz
(Date)		David S. Schulz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 30, 2025	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)