Form 10-K
period 2025-12-31
WESCO INTERNATIONAL INC
filed 2026-02-13
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant estimates that the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $8.9 billion as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on the New York Stock Exchange for such stock.
As of February 12, 2026, 48,661,915 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders.

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
We employ approximately 21,000 people, maintain relationships with more than 35,000 suppliers, and serve nearly 130,000 customers worldwide. With millions of products, end-to-end supply chain services and significant digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, technology companies, telecommunications providers, and utilities. Our innovative solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. Wesco operates more than 700 sites, including distribution centers, fulfillment centers and sales offices in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
Business Segments and Industry Overview
Wesco has operating segments comprising three strategic business units consisting of Electrical & Electronic Solutions (“EES”), Communications & Security Solutions (“CSS”) and Utility & Broadband Solutions (“UBS”).
The following is a description of each of our business segments and the industries in which they operate.
Electrical & Electronic Solutions
The EES segment, serving customers in over 50 countries, is a North American leader, and supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. Construction and industrial customers include a wide array of diversified manufacturers and contractors, engineering, procurement and construction firms for industrial, infrastructure, electrical, commercial, and data and broadband communications projects. Specific applications include projects for data centers, hospitals, public transit, waste water treatment facilities, EV charging stations, and renewable and solar power plants. OEM customers require products used in the manufacturing of automotive, industrial, medical, transportation, marine, military and communications equipment. The EES product portfolio includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity. The EES segment operates in highly fragmented markets that include thousands of small, regional and locally based privately owned competitors, as well as several large, multi-national companies.

Communications & Security Solutions
The CSS segment, serving customers in over 50 countries, is a global leader in data center, network infrastructure and security solutions. For data centers, the CSS business leverages the complementary expertise and resources of the UBS and EES business units to deliver an integrated offering, combining various Wesco products and services, with specialized capabilities across all stages of data center design, development, operations, maintenance, and support. Its network infrastructure portfolio includes cabling and connectivity, power systems, wireless technologies, connected devices (IoT), and related products to enable seamless connectivity and communications in commercial buildings, hyperscale data centers, multi-tenant data centers, and cloud-based platforms. In the security business, CSS offers on-premise, cloud or hybrid comprehensive solutions for video surveillance, fire and intrusion detection, access control, door locking, and other technologies that help create safe and intelligent environments for customers. The data center, network infrastructure, and security businesses are large and diverse, encompassing sectors such as technology, finance, telecommunications, transportation, education, government, healthcare, and retail. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. CSS also provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently coupled with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment is a leader in North America, serving customers primarily in the U.S. and Canada, and provides products and services to investor owned utilities, electric power cooperatives and municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. Investor owned utility companies provide a combination of electric generation, transmission and/or distribution and are owned by investors or shareholders. Public power entities are generally non-profit entities owned by their members or governed by local, state, or municipal governments. These two businesses comprise the vast majority of our utility customers in the U.S. and Canada. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and power cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions including fiber project management, high and medium voltage project design and support, pre-wired meters and capacitor banks, meter testing and advanced metering infrastructure installation, personal protective equipment, dielectric testing, tool repair, emergency response management, storage yard management, materials management, and logistics management to improve customer supply chain efficiencies.
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
Extend Our Leading Scale and Value Proposition: Our long-term growth potential benefits from secular trends of digitalization, including AI-driven data centers and automation; electrification, including increased power generation and reliability; and supply chain resiliency, including reshoring. Our broad portfolio of product and service offerings, as well as our global footprint and capabilities, enable us to provide value to our customers.
Further Develop the Organization and Our Culture of Excellence: Wesco’s five core values are foundational to everything we do: Our people are our greatest asset, One team, Always strive to be the best, Innovation, and Winning with customers and suppliers. Safety remains a priority and a company-wide responsibility at Wesco. Our goal is to provide a safe work environment for our employees and all those who visit our facilities. Our education and awareness campaigns for employees include training for our fulfillment and distribution centers, enhanced reporting and investigative tools, and reinforced processes at the local site level. Additionally, our commitment to continuous improvement is a hallmark of our business, and we do so by deploying Lean business practices and Agile methodologies. Wesco continues to enhance its approach to Environmental, Social, and Governance (“ESG”) matters, including integrating sustainability into our corporate strategy and expanding our employee training and leadership development programming.
Digitalize and Transform the Business: Digitalization is a secular trend affecting the entire business-to-business distribution value chain. Wesco offers significant digital capabilities today and intends to lead the further digitalization of our industry in the years to come, making it easier to do business with Wesco, and increase the value of our data by providing unique insight into end-market and customer use of the products and services we offer. We are implementing digital tools to add value within the company and at both ends of the supply chain. We continue to make progress on our digital transformation journey. These digital capabilities are expected to improve efficiency and sales effectiveness of our business, and to enable us to create more value for our customers and supplier partners.
The three elements of our strategy touch every aspect of our business, from how we add value to our supplier partners and how we go-to-market within our three strategic business units to how we drive efficiency across the organization. We believe that the successful execution of these strategies, combined with our comprehensive product and service offerings, will provide cost-effective and innovative end-to-end supply chain solutions for a diverse set of customers across our end markets. Due to our leadership position, scale, global reach, complete portfolio of products, extensive services and insights from our data, we expect to grow our sales over the long term at a faster rate than the overall industry.
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

Customers
We have a large base of nearly 130,000 active customers across commercial and industrial businesses, technology companies, telecommunications providers and utilities. Our top ten customers accounted for approximately 15% of our sales in 2025. No single customer accounted for more than 5% of our sales in 2025.
Suppliers
Our global network of distribution centers, fulfillment centers and sales offices provide customers with access to millions of products. Specific locations tailor their inventories to meet the needs of their customers, providing a local presence and a global network to service multi-location businesses and global corporations.
We purchase products from a diverse group of more than 35,000 suppliers who are located predominantly in North America, but who manufacture products around the world. The main product categories we source are electrical distribution and controls, communications and security, wire, cable and conduit, lighting and sustainability, automation and motors, and general supplies. In 2025, our ten largest suppliers accounted for approximately 32% of our purchases. No single supplier accounted for more than 6% of our total purchases.
Our supplier relationships are important to us, providing access to a wide range of products, services, technical training, and sales and marketing support. We have commercial agreements with more than 450 preferred suppliers and approximately 68% of our purchases are made pursuant to these arrangements.
We offer a wide range of sustainable products from the world’s leading manufacturers and help our customers determine solutions to meet their sustainability goals. Key categories include energy-efficient products, energy-management solutions, renewable energy products, sustainable MRO products and workplace safety products.
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
•Supply chain management programs to improve productivity, reduce operating costs and increase operational efficiencies;
•Digital products, services and e-business integrations to transform how our customers consume, deploy, and procure materials and technologies, supporting data-driven decisions and increased operational efficiency; and
•Data center services and solutions to ensure the efficiency and reliability of facilities throughout every phase of the data center lifecycle from construction to operation.
We seek to drive efficiency and profitability by providing innovative and customizable services that help our customers and partners work smarter. Positioned in the center of the value chain, we aggregate technologies and digital capabilities to help deliver deeper insights and new opportunities for our customers.
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
Uniquely Positioned to Benefit from Secular Trends. Each of our business units is positioned to benefit from secular trends that are driving growth. These include digitalization, including AI-driven data centers and automation; electrification, including increased power generation and reliability; and supply chain resiliency, including reshoring.
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
Global Reach with Local Expertise. Our international operations and global sourcing capabilities enable us to service our customers around the world. Wesco has more than 700 sites, including distribution centers, fulfillment centers and sales offices, with operations in approximately 50 countries. Our global distribution network includes facilities that operate as large distribution centers or fulfillment centers in key geographic areas in North America, Europe, South America and the Asia Pacific region. These facilities add value for our customers and suppliers through the combination of inventory selection, online ordering, shipment capabilities, and order handling and fulfillment. Our global network allows us to enhance local customer service by tailoring individual site products and services to local customer needs.
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
Geography
We sell to global customers through our network of distribution centers, fulfillment centers and sales offices consisting of 427 locations in the U.S., 144 in Canada, 49 in the Asia Pacific region, which includes Australia, 48 in Europe and the Middle East, and 45 in Central America, the Caribbean and South America. This includes 63 facilities that operate as large distribution centers or large fulfillment centers in key geographic areas, of which 49 are located in the U.S., eight in Canada, three in Europe, two in South America and one in Australia.
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
As of December 31, 2025, Wesco had approximately 21,000 full-time employees worldwide, with more than 13,000 in the U.S. and more than 7,000 in international locations.

Safety. Safety is the first tenet of our core value of commitment to our people and we do not tolerate violations of established safety protocol. We work to reduce or eliminate health and safety risks through dedicated preventative and reactionary programs, leadership commitment, and employee best practice sharing and training. We seek to achieve continuous improvement in the safety of our facilities and track a series of metrics that provide guidance toward that improvement.
Our Global Corporate Safety team oversees our health and safety program, which covers the core processes and procedures for health and safety management, safe work practices, and regulatory compliance. Our health and safety program considers elements of the ISO-45001 guidelines and standards. The key components of our health and safety program are management and supervisory responsibilities, employee responsibilities, incident investigation processes, reporting of safety concerns, safety committee systems, new employee orientation, enforcement procedure, and regulatory compliance. We have set a goal to achieve a 15% reduction in the total recordable injury rate (“TRIR”) from a 2020 baseline by 2030.
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
•Providing professional development opportunities for employees;
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
Community. Wesco has established relationships with several charitable organizations and encourages employees to volunteer in the community by organizing events and promoting a wide-range of options globally. Every employee is provided a full day of paid time off to volunteer in the community annually. By connecting with and contributing to local charitable organizations, Wesco supports the development of strong, vibrant and diverse communities. Wesco Cares is our corporate philanthropy program focused on affordable housing, humanitarian aid, and science, technology, engineering and mathematics education, and provides for corporate charitable donations, employee volunteerism, employee assistance grants and employee gift-matching. Employees are encouraged to volunteer in their communities by taking part in Wesco’s global annual day of caring.
Environmental Management
We strive to continually improve our environmental management by establishing and working towards various sustainability objectives. We leverage our environmental management experience in our offerings of products and services to our customers. The foundation of our environmental management is our Sustainability and Environmental Compliance Policy, which aligns with key provisions of the ISO 14001:2015 environmental management standards. The policy outlines accountability for environmental sustainability, direct program responsibilities, key performance indicators and other metrics to track progress. We produce a Sustainability Report annually which is made public on our website. Refer to our Sustainability Report for updates on our sustainability efforts and goals. Information contained in the Sustainability Report is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.
We are working to reduce our environmental impact in the following areas:
Energy. The vast majority of the energy we use is for lighting, heating, and cooling our more than 700 sites, in approximately 50 countries around the world. Where practicable, we engage with the owners and agents of the buildings we lease to improve energy efficiency, and we include energy-efficiency requirements in new building leases. We have implemented lighting retrofit projects, conducted energy audits, and installed solar systems at certain facilities. Adding to our energy consumption is our North American fleet of approximately 3,300 vehicles for our distribution and sales activities. Our Fleet Efficiency Policy includes the use of fuel-efficient vehicles, determining the most efficient routes, and idling restrictions.
Emissions. Our main source of direct and indirect GHG emissions from our own activities is attributed to the electricity and natural gas used by our facilities, which accounts for approximately 70% of total emissions from our own activities. Our decarbonization strategy is focused on initiatives targeting these emissions sources, such as renewable energy, energy efficiency improvements, heating, ventilation and air conditioning upgrades and electrification. A secondary source of our GHG emissions is our fleet. We have implemented policies and technology to reduce the emissions impact of our fleet, which include evaluating alternative fuel sources, assessing the integration of hybrid and electric vehicle into our fleet, efficient route practices and idling restrictions. We also have emissions from employees commuting, corporate travel and the lifecycle impact of our landfilled waste. We have a goal to reduce absolute direct and certain indirect GHG emissions by 30% from a 2021 baseline by 2030.

Climate Impact. Wesco aligns with the International Financial Reporting Standards S2 Climate-related Disclosures (“IFRS S2”), developed by the International Sustainability Standards Board (“ISSB”). IFRS S2 fully incorporates the recommendations of the now decommissioned Task Force on Climate-related Financial Disclosures (“TCFD”). We annually review environmental programs, policies, and data, including energy consumption and GHG emissions to identify and assess climate-related risks. The Board of Directors oversees the integration of ESG principles throughout our enterprise. This includes oversight of enterprise risk. Our Board of Directors receives regular updates and ongoing information on significant risks and risk mitigation plans. Our ESG management team also reports to the Board of Directors annually on the status of our ESG programs and progress on achieving sustainability goals. We have identified climate-related opportunities that include expanding our offering of energy-efficient and renewable energy products. We believe that Wesco is well positioned to expand our business in these energy efficiency and renewable energy technologies and projects.
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
In addition, the charters for our Audit, Compensation, Executive, and Nominating and Governance committees, as well as our Corporate Governance Guidelines, Code of Principles for Senior Financial Executives, Independence Policy, Global Antibribery and Anticorruption Policy, and Code of Business Conduct for our Directors, officers and employees, are all available on our website at the “Leadership” link under the “Our Company” heading.

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
Executive Officers
Our executive officers and their respective ages and positions as of February 13, 2026 are set forth below.

Name	Age	Position
John J. Engel	64	Chairman, President and Chief Executive Officer
David S. Schulz	60	Executive Vice President and Chief Financial Officer
James F. Cameron	60	Executive Vice President and General Manager, Utility & Broadband Solutions
Daniel J. Castillo	57	Executive Vice President and General Manager, Electrical & Electronic Solutions
Akash Khurana	52	Executive Vice President and Chief Information and Digital Officer
Diane E. Lazzaris	59	Executive Vice President and General Counsel
Dirk W. Naylor	61	Executive Vice President and General Manager, Communications & Security Solutions
Hemant Porwal	52	Executive Vice President, Supply Chain and Operations
Christine A. Wolf	65	Executive Vice President and Chief Human Resources Officer
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

Daniel J. Castillo has served as our Executive Vice President and General Manager of the Electrical & Electronic Solutions division since September 1, 2025. Prior to joining Wesco, Mr. Castillo served as Executive Vice President and President, North America at Brink's Company from 2022 to 2025; Executive Vice President and President, North America at JELD-WEN, Inc. from 2020 to 2022 and President, North America Doors from 2018 to 2020. Previously, he served as President of Cree Lighting and held a variety of business leadership positions at Eaton and Cooper Industries.
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
Dirk W. Naylor has served as our Executive Vice President and General Manager of the Communications & Security Solutions division since July 2025, and from 2021 to June 2025, he served as Senior Vice President and General Manager - Communications & Security Solutions USA and Global Accounts and Senior Vice President, Global Accounts from 2018 to 2021. Mr. Naylor has held various leadership roles since joining Anixter in 2005. Prior to that, he held leadership positions with Lowry Computer Products and Panduit.
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
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by global economic conditions and market factors impacting the industries and markets that they serve. Certain global economies and the financial and commodities markets continue to experience significant uncertainty and volatility. Adverse economic conditions, disruptions in financial markets or lack of liquidity in these markets, particularly in North America, as well as those caused by political risk or instability globally, may adversely affect our revenues and operating results. Disruptions in financial markets can cause increases in interest rates and borrowing costs. Economic and financial market conditions may also affect the availability or the cost of financing for projects and for our customers’ capital or other expenditures, which can result in project delays or cancellations and thus affect demand for our products. There can be no assurance that any governmental responses to economic conditions or disruptions in the financial markets ultimately will stabilize the markets or increase our customers’ liquidity or the availability of credit for us or our customers. Although no single customer accounts for more than 5% of our sales, a payment default by one of our larger customers could have a negative short-term impact on earnings or liquidity. A financial or industry downturn could have an adverse effect on the collectability of our accounts receivable, which could result in longer payment cycles, increased collection costs and defaults, and limit our ability to borrow additional funds. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, along with credit loss reserves and net income. In addition, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so.
The economic, political and financial environment may also affect our business and financial condition in ways that we currently cannot predict. Certain geopolitical conflicts, and resulting international responses, have contributed to further volatility and uncertainty in the global financial and commodities markets, resulting in fluctuations in oil and commodity prices. There can be no assurance that economic and political instability, both domestically and internationally (for example, resulting from the geopolitical conflicts, changes in the creditworthiness of the U.S. or any government, changes to economic or trade policies, sanctions, tariffs or participation in trade agreements or economic and political unions) will not adversely affect our results of operations, cash flows or financial position in the future.
Volatile trade policies, including a shift toward a “reciprocal” tariff regime in the U.S., and retaliatory measures by foreign governments, could materially increase our costs, disrupt supply availability and lead times, reduce price competitiveness, and adversely affect demand for our products and services.
Global trade policy remains highly volatile. Sudden, material changes in U.S. and foreign tariff rates, scope, exclusions and enforcement, particularly following the adoption of a “reciprocal” tariff approach by the U.S., as well as retaliatory actions by other jurisdictions, including counter-tariffs and expanded export controls on critical minerals, components, and technologies, could negatively affect the availability and cost of certain products and inputs, extend lead times and impair our ability to fulfill customer orders. These measures may also increase our logistics, compliance and working capital costs, and contribute to broader inflationary pressures. We may be unable to pass through incremental costs to customers in a timely manner or at all without adversely affecting our price competitiveness or margins. If we are unable to adjust pricing, sourcing or inventory strategies effectively, or if customers reduce or defer purchases (including due to demand destruction arising from higher end-market prices), our business, financial condition and results of operations could be materially adversely affected.
Our global operations expose us to political, economic, legal, currency and other risks.
We operate a network of more than 700 sites, including distribution centers, fulfillment centers and sales offices with operations in approximately 50 countries. Approximately one-third of our employee population are non-U.S. employees. We derive approximately 26% of our revenues from sales outside of the U.S. As a result, we are subject to additional risks associated with owning and operating businesses in these foreign markets and jurisdictions.
Operating in the global marketplace exposes us to a number of risks including:
•geopolitical and security issues, including armed conflict and civil or military unrest, political instability, terrorist activity and human rights concerns;

•natural disasters (including as a result of climate change) and public health crises (including pandemics such as COVID-19 and its variants), and other catastrophic events;
•global supply chain disruptions and large-scale outages or inefficient provision of services from utilities, transportation, data hosting, or telecommunications providers;
•abrupt changes in government policies, laws, regulations, executive orders, spending allocations, or treaties, including imposition of export, import, or doing-business regulations, trade sanctions, embargoes or other trade restrictions, as well as tariffs and trade measures that may increase the cost of goods, limit the availability of key materials, or otherwise disrupt supply chains, pricing, and demand;
•changing and expanding export controls, sanctions, and data localization rules which could restrict our ability to source, sell or service certain products, software or technologies;
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
Broader geopolitical conflicts and instability could disrupt supply chains, energy markets, cross‑border data flows, and vendor operations, and may result in new or expanded trade controls, export restrictions, sanctions, or heightened cybersecurity threats. To the extent conflicts escalate or are further prolonged, it may have the effect of heightening many of the risks described above or elsewhere in these risk factors.
We are subject to various laws and regulations globally and any failure to comply could adversely affect our business.
We are subject to a broad range of laws and regulations in the jurisdictions where we operate globally, including, among others, those relating to data privacy and protection, cyber security, import and export requirements, anti-bribery and corruption, product compliance, extended producer responsibility requirements, supplier regulations regarding the sources of supplies or products (such as the Uyghur Forced Labor Prevention Act or other forced labor, traceability and country of origin verification requirements), sustainability and environmental protection, health and safety requirements, intellectual property, foreign exchange controls and cash repatriation restrictions, labor and employment, human rights, e-commerce, advertising and marketing, anti-competition, artificial intelligence and tax. Compliance with these domestic and foreign laws, regulations and requirements may be burdensome, increasing our cost of compliance and doing business. In addition, as a supplier to federal, state, and local government agencies, we must comply with certain laws and regulations relating specifically to our governmental contracts. Although we have implemented policies and procedures designed to facilitate compliance with various laws, we cannot assure you that our employees, contractors, or agents will not violate such laws and regulations, or our policies and procedures. Any such violations could result in the imposition of fines and penalties, remediation costs, product restrictions or prohibitions, contractual claims, litigation, damage to our reputation, and, in the case of laws and regulations relating to governmental contracts, the loss of those contracts.
Fluctuations in foreign currency have an effect on our results from operations.
The results of certain of our foreign operations are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years, and may continue to do so in the future. Even small fluctuations in exchange rates in currencies where we significantly transact, such as the Canadian dollar, could have material impacts on our business and financial results. We may incur losses related to foreign currency fluctuations, and foreign exchange controls may prevent us from repatriating cash in countries outside the U.S. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may also affect the comparability of our results between financial periods. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” for additional details on foreign currency risks.
Risks Related to Our Strategic Initiatives and Acquisitions
Expansion into new business activities, industries, product lines, services offerings, or geographic areas could subject the Company to increased costs and risks and may not achieve the intended results.
We have invested significantly in expanding our digital solutions and digitalization initiatives, including but not limited to, our digital and data platform, e-commerce capabilities, enhancing the online customer experience, software as a service (SaaS), internet of things (IoT) technology, artificial intelligence capabilities, electrification, automation, grid modernization, security, design and engineering services, smart building technology and advisory services. If our efforts to transform and expand our digital and service capabilities are not successful, or are not developed and deployed on a timely basis, we may not realize the return on our investments as anticipated, or our operating results could be adversely affected by slower than expected sales growth or additional costs. Furthermore, engaging in or significantly expanding business activities in product sourcing, sales and services could subject the Company to unexpected costs and risks. Such activities could subject us to increased operating costs, product liability, regulatory requirements and reputational risks. Our expansion into new and existing markets, including manufacturing related or regulated businesses, may present competitive distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.
Our strategic and operational initiatives, including our business transformation enabled by digital initiatives, are subject to various risks and uncertainties, and we may be unable to implement the initiatives successfully.
We are engaged in a number of strategic and operational initiatives, including our digital transformation initiatives, designed to optimize costs and improve operational efficiency. Our ability to successfully execute these initiatives is subject to various risks and uncertainties and there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. The design, development, and implementation of new systems and applications carries inherent risks, including potential technical failures, integration challenges, inadequacy of internal controls, and business disruptions. These risks could result in operational inefficiencies, system downtime, or other unforeseen complications that may adversely affect our business operations and customer relationships. Additionally, our initiatives may require significant capital investments and resource allocation, and any delays, cost overruns, or implementation difficulties could negatively impact our expected return on investment and overall business performance.
We may not be able to fully realize the anticipated benefits and cost savings of mergers and acquisitions.
In 2020, we completed our merger with Anixter; in 2022, we completed the acquisition of Rahi Systems; and in 2024 and 2025, we completed several acquisitions, including those of entroCIM, Independent Electric Supply, Ascent and Industrial Software Solutions. We consider and may pursue other acquisitions on an on-going basis. The success of these and future acquisitions, including anticipated benefits and cost savings, depends on the successful combination and integration of the companies’ businesses. It is possible that the integration process of an acquired business could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of either company’s ongoing legacy businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the transaction.
We have incurred, and expect to continue to incur, non-recurring costs associated with recent acquisitions and related integration activities. This includes transaction fees and expenses related to formulating and implementing integration plans, including facilities, systems consolidation and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the acquired companies’ businesses. Although we anticipate that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
If we experience difficulties with the integration process, the anticipated benefits of recent or future mergers or acquisitions may not be realized or may take longer to realize than expected. These integration matters could have an adverse effect on us for an undetermined period.

Any future acquisitions that we may undertake will involve inherent risks, any of which could cause us not to realize the anticipated benefits.
We have expanded our operations through organic growth and selected acquisitions of businesses and assets, such as our acquisitions of Rahi Systems, entroCIM, Independent Electric Supply, Ascent and Industrial Software Solutions, and may seek to do so in the future. Acquisitions involve various inherent risks, including: problems that could arise from the integration of the acquired business; uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key employees of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and expansion into new countries or geographic markets where we may be less familiar with operating requirements, target customers and regulatory compliance. Additionally, elevated valuations and increasing acquisition multiples across various sectors, such as those related to data centers, artificial intelligence, and technology services, may impact our ability to execute acquisitions at acceptable prices or achieve expected returns on investment. Any one or more of these factors could increase our costs or cause us not to realize the benefits anticipated to result from the acquisition of a business or assets.
Divestitures are subject to various risks and uncertainties.
In 2024 we completed the divestiture of our Wesco Integrated Supply business. We may consider and undertake divestitures of other businesses in the future. Divestitures involve risks and uncertainties, such as the separation of assets that are being sold, employee distraction, potential disruptions to customer and vendor relationships, and tax obligations or loss of tax benefits. If we are unable to successfully transition divested businesses, our business and financial results could be negatively impacted. After we divest a business, we may retain exposure on financial or performance guarantees and other contractual, employment, or severance obligations, and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. Purchase price adjustments could be unfavorable and other future proceeds owed to us as part of these transactions could be lower than we expect. In addition, the divestiture of any business could negatively impact our profitability, resulting in the loss of sales or income, or a decrease in cash flows.
Heightened antitrust and foreign investment scrutiny could delay, condition, or prevent our strategic transactions.
Competition and foreign investment authorities in the U.S. and other jurisdictions are applying more expansive and unpredictable approaches to reviewing mergers, acquisitions, joint ventures, minority investments, and other strategic transactions. Premerger notification and reporting obligations under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”), as well as analogous merger control and foreign direct investment regimes globally, have become more burdensome, costly, and time-consuming. Recent rule changes and evolving agency practices require the submission of significantly more information, including detailed narratives, internal documents, data, and ordinary course materials. Filing fees and compliance costs have increased, and regulators are taking longer to accept filings as complete and to commence or conclude review periods. Even transactions that raise limited or no apparent competitive concerns can face prolonged timelines, significant expense, and uncertainty as to outcome. Authorities may also review consummated deals, require divestitures or unwinding, or impose penalties for alleged non-compliance. As a result, we may face delays, increased costs, and conditions, such as divestitures, behavioral commitments, or conduct restrictions, or we may be unable to close on expected terms or timelines, or at all. Evolving legal standards, shifting enforcement priorities, and new or revised rules that expand disclosure obligations, increase fees, or extend waiting periods may further reduce deal certainty. These factors could deter attractive opportunities, delay or diminish anticipated synergies and benefits, distract management, and adversely affect our strategy, reputation, financial condition, and results of operations.
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
We are executing our digital transformation strategy and seek to continually enhance existing and deploy new technology, digital products and information systems as a part of our technology-enablement strategy. Such changes could fail to realize anticipated benefits, create new liability or disrupt our existing information systems or other aspects of our operations. Conversions to new information technology systems may result in cost overruns, delays or business interruptions. Efforts to align portions of our business on common enterprise platforms, systems and processes could result in unforeseen interruptions, increased costs or liability, and other negative effects. Sales enablement initiatives that improve data analytics and automate, optimize, digitize or outsource tasks could result in unforeseen consequences, including our ability to process orders, receive and ship products, maintain inventories, collect accounts receivable and pay expenses, therefore impacting our results of operations. Additionally, exploring and deploying use cases for artificial intelligence, generative artificial intelligence and large language models to empower our employees and streamline our operations may introduce new risks such as biased output, inaccurate output, security vulnerabilities and increased stakeholder or regulatory scrutiny, which could impact the integrity of our business processes, expose us to litigation or fines, or erode the trust of our stakeholders. Our governance structures and control environment may not keep pace with the rapid adoption of these emerging technologies, potentially leading to inadequate oversight of their development and deployment. The dynamic and rapidly evolving nature of artificial intelligence technologies and their applications necessitates continuous monitoring and updating of systems, processes, and policies, which, if not adequately managed, could exacerbate the risks of obsolescence, unintended outcomes, or compliance failures. If our technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, or if the controls placed over the use of new and existing technology prove inadequate, it could result in a competitive disadvantage or adversely affect our business operations, reputation or financial condition.
Our increasing use and reliance on artificial intelligence (“AI”), including machine learning, generative AI, agentic AI and large language models, may expose us to significant risks that could adversely affect our operations, financial condition, and results of operations.
We have invested, and expect to continue to invest, significant time, capital, and resources to develop, upgrade, manage, and implement AI capabilities within our business and in support of our products and services. These initiatives are complex and may involve substantial upfront and ongoing expenditures, as well as diversion of management attention and internal resources. The design, testing, integration, and deployment of AI systems can be unpredictable and may take longer than anticipated, require greater expense than planned, or fail to deliver expected efficiencies or other benefits. In addition, implementation challenges, unforeseen technical limitations, integration issues with legacy systems or third‑party technologies, and change‑management complexities may disrupt our operations, impair productivity, or negatively affect the customer experience.
We also depend on third‑party AI vendors, platforms, cloud service providers, data sources, and other partners to enable and operate certain AI capabilities. These external dependencies may subject us to service outages, performance degradation, data accessibility constraints, changes in service offerings or roadmaps, discontinuation of products or features, pricing increases, or other unfavorable changes in terms and conditions. Providers may modify or terminate their contractual arrangements with us, fail to meet service‑level commitments, experience business or technical failures, or be affected by regulatory or legal restrictions that limit the availability or functionality of their AI solutions. Any such developments could require costly transitions to alternative solutions, reduce or delay our ability to innovate, disrupt critical workflows, or otherwise adversely affect our business.
Integrating AI into critical business processes introduces operational risks and business continuity challenges. AI models and AI‑generated outputs can produce errors, inaccuracies, hallucinations, or biased results, and their performance and reliability may degrade over time, in new contexts, or when exposed to unanticipated inputs. These risks may result in flawed business decisions, operational interruptions, delays in order processing or fulfillment, impaired customer support, or quality issues in services and solutions, any of which could lead to reputational harm, customer dissatisfaction, contractual disputes, regulatory scrutiny, or financial losses. Model lifecycle risks, including data drift, concept drift, inadequate testing or validation, ineffective monitoring, or insufficient human oversight, could exacerbate such outcomes. Furthermore, AI‑enabled automation may create single points of failure or amplify errors at scale if controls are not adequately designed and enforced.
The legal and regulatory landscape governing AI is rapidly evolving and varies across jurisdictions. New or existing laws, regulations, standards, contractual obligations, or industry guidelines applicable to AI, covering areas such as transparency, accountability, safety, human oversight, data protection and privacy, cybersecurity, intellectual property, and product liability, may require us to modify our AI development and deployment practices, implement additional controls, or limit certain use cases. We may incur significant costs to achieve and maintain compliance, including expenses associated with audits, assessments, documentation, disclosures, incident reporting, third‑party assurance, and remediation. Divergent or conflicting requirements across jurisdictions may increase complexity and compliance risk. Failure to comply with applicable AI‑related requirements, or to meet evolving customer, supplier, or market expectations regarding responsible AI, could result in investigations, enforcement actions, fines, litigation, contractual liabilities, or reputational damage.
Our competitive position could be adversely affected if we do not successfully integrate AI into our operations, processes, and offerings at the pace or scale achieved by competitors, or if competing solutions deliver superior performance, cost savings, or customer outcomes. Competitors may leverage AI more effectively to improve pricing, procurement, supply chain resilience, sales enablement, product content, design and engineering services, customer engagement, or service delivery, which could pressure our margins, reduce demand for our products and services, or erode our market share.
Our use of AI also presents risks related to data privacy and security, intellectual property, and content protection. AI systems often rely on large volumes of data, which can heighten the risk of unauthorized access, use, or disclosure, as well as data quality issues. Prompting or training on inappropriate data sources, or insufficient segregation of inputs and outputs, could create security vulnerabilities, confidentiality breaches, or violations of contractual obligations. We may face allegations that our AI tools or outputs infringe, misappropriate, or otherwise violate third‑party intellectual property rights, that we lack sufficient rights in training data or model outputs, or that we cannot prevent unauthorized use or copying of content generated by or incorporated into AI systems. We may also encounter challenges in protecting proprietary content, software, and know‑how when leveraging third‑party AI tools or sharing data with vendors. Any of these issues could result in claims, disputes, defense costs, settlements, judgments, or operational restrictions.
Although we maintain governance processes and internal safeguards designed to evaluate, approve, and oversee AI use cases and systems, these controls may not be designed or operate effectively in all circumstances or keep pace with rapid technological change. Gaps in policies, training, documentation, testing, validation, monitoring, or human‑in‑the‑loop oversight could lead to unintended outcomes, compliance failures, biased or inaccurate outputs, privacy or security incidents, or other adverse effects. In addition, limitations in our ability to explain or audit certain AI model behaviors may hinder our ability to detect, remediate, and report issues in a timely manner, or to satisfy regulatory, contractual, or customer requirements.
Any of the foregoing risks, individually or in the aggregate, could result in increased costs, operational disruptions, diminished efficiency, reduced revenue, lower profitability, compliance or legal exposure, reputational harm, and other adverse impacts on our business, financial condition, and results of operations.
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
Malicious actors increasingly leverage AI to enhance the frequency, speed, sophistication and coordination of cyber-attacks, including through highly convincing phishing, deepfake impersonations and other social engineering techniques. These techniques heighten risks of business email compromise, fraudulent payment or procurement instructions, unauthorized access to systems and data, and manipulation of customer or supplier communications. AI-enabled attacks may also evade traditional detection tools, propagate rapidly across systems and third-party environments, and complicate incident response and attribution. Even with employee training, enhanced controls and layered defenses, such threats could result in data loss or corruption, operational disruption, financial fraud, regulatory inquiries, litigation, reputational damage, and other adverse impacts.
In addition, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving and additional laws and regulations regarding AI are being considered and implemented. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our brand, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation losses, third-party damages and other liabilities.
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
Most of our agreements with suppliers are terminable by either party on 60 days’ notice or less for any reason. We currently source products from thousands of suppliers. However, our 10 largest suppliers in 2025 accounted for approximately 32% of our purchases by dollar volume for the period. The loss of, or a substantial decrease in the availability of, products from any of these suppliers, a supplier’s change in sales strategy to reduce its reliance on distribution channels, the loss of key preferred supplier agreements, or disruptions in a key supplier’s operations could have a material adverse effect on our business. Although we believe our relationships with our key suppliers are good, they could change their strategies as a result of a change in control, expansion of their direct sales force, changes in the marketplace or other factors beyond our control, including a key supplier becoming financially distressed or experiencing operational or business disruptions which could materially affect our supply chain, increase our costs or disrupt our ability to deliver products to our customers in a timely and cost-effective manner. We derive a meaningful portion of profitability and cash flow from supplier rebates, volume discounts, co-op/marketing funds and other incentive arrangements with suppliers. These arrangements may be renegotiated, changed or terminated (sometimes on short notice), and typically depend on sales thresholds, product mix targets and other performance conditions. If suppliers modify the terms of these programs, or if we fail to satisfy specified conditions, our margins could decline.
We have been, and may continue to be, adversely affected by supply chain challenges, including product shortages, delays and price increases, which could decrease sales, profit margins and earnings.
Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control.
Since the start of the COVID-19 pandemic, our industry and the broader economy experienced supply chain challenges, including shortages in raw materials and components, labor shortages and transportation constraints, leading to product delays, backlogged orders, increased transportation cost and longer lead times. In 2024 and 2025, we saw continued improvements in supply chain resilience, with manufacturers further adjusting their production footprints through diversification, reshoring, nearshoring and other strategies designed at mitigating tariff and other supply chain risks, alongside continued volatility in the availability of certain raw materials, components and products. While we continue to aggressively and proactively manage supply chain developments, we have experienced, and may continue to experience, some delays in receiving products from our suppliers. We cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Any product shortages and delays could impair our ability to make scheduled deliveries to our customers in a timely manner and cause us to be at a competitive disadvantage.
Product shortages and delays in deliveries, along with other factors such as price inflation and higher transportation, import or export costs, including tariffs, could result in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. Supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, for example if the Russia-Ukraine, Middle East or other geopolitical conflicts escalate or are further prolonged, which would have an adverse impact on our business and results of operations. Trade policy dynamics, including reciprocal tariff frameworks, shifting tariff exclusions, country-of-origin rules, retaliatory duties and export controls affecting critical inputs, may exacerbate product shortages, extend supplier lead times and increase costs. Even where we can re-source, nearshore or redesign supply routes, such actions may require time and capital and may not fully offset lost availability, increased costs or customer deferrals, which could pressure our sales and margins.
Wesco conducts regular climate risk assessments to determine the materiality of climate-related risks to our business, with the most recent assessment in December 2024. Wesco’s climate-related risk assessments include analysis of multiple temperature scenarios, and incorporate recommendations from recognized standards such as the TCFD and IFRS S2. The effects of global climate change could increase the frequency and intensity of acute physical risks (such as tropical storms, severe winter weather, drought, flooding, or wildfires), chronic physical risks (such as rising sea levels or shifting precipitation patterns) and transition risks (such as rising costs of regulatory compliance), which could cause or exacerbate supply chain interruptions. For example, some of our customers’, suppliers’ and our operations are in water-stressed regions or areas prone to flooding or wildfires, and our facilities depend on power grids that may be impacted by severe weather. With global climate change increasing the frequency and severity of such events, it is possible that we could face greater climate-related risks in the future, which could result in temporary or prolonged interruptions in operations, increase our operating costs and capital expenditures, and reduce revenue and profitability.
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
The awarding and timing of projects is unpredictable and depends on many factors outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide range of factors including a customer’s decision to not proceed with a project or its inability to obtain necessary governmental approvals or financing, commodity prices, interest rates, and overall market and economic conditions. Slow macro-economic growth rates, difficult credit market conditions for our customers, weak demand for our customers’ products or other customer spending constraints can result in project delays or cancellations. In addition, some our competitors may also be more willing to take greater or unusual risks or include terms and conditions in a contract that we might not deem acceptable. Our involvement in large, complex projects and multi-site customer programs may also expose us to heightened execution, contractual, and working capital risk, as they often involve customer specific technical requirements, longer fulfillment timelines, milestone-based payment terms, tight delivery windows, liquidated damages, service level commitments, penalty provisions, or performance warranties.
We have risks associated with the sale of nonconforming products and services.
Historically, we have experienced a small number of cases in which our vendors supplied us with products that did not conform to the agreed upon specifications. Additionally, we may inadvertently sell a product not suitable for a customer’s application. We address this risk through our quality control processes, by seeking to limit liability and our warranty in our customer contracts, and by seeking to obtain indemnification rights from vendors. However, there can be no assurance that we will be able to include protective provisions in all of our contracts or that vendors will adequately fulfill their obligations to us. In addition, we may be exposed to significant costs and reputational harm from product liability claims, recalls, or safety issues. Such events, regardless of merit, may lead to litigation, direct or third-party claims, regulatory scrutiny, and reduced customer confidence, adversely impacting our financial condition and operating results.
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
Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower our prices or may lose business, which could adversely affect our financial results. We may be subject to supplier price increases while not being able to increase prices to customers. Also, to the extent that we do not meet changing customer preferences or demands, or to the extent that one or more of our competitors becomes more successful with private label products, on-line offerings or otherwise, our ability to attract and retain customers could be materially adversely affected. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. These factors, in addition to competitive pressures resulting from the fragmented nature of our industry, could affect our sales, profit margins and earnings. Additionally, changes in customer procurement practices, such as increased direct sourcing, vendor consolidation, or adoption of digital procurement platforms, algorithmic or AI-enabled pricing, procurement or sales tools, could shift volume away from us, heighten price competition, and pressure margins.
Our continued success may depend on our ability to execute ESG programs as planned and may impact our reputation and operating costs.
Customers, suppliers, employees, community partners, shareholders and regulatory agencies in various jurisdictions globally request disclosure and action relating to ESG objectives and performance. We commit time and resources to ESG efforts, consistent with our corporate values and in ways designed to strengthen our business, including programs focused on sustainability. Our failure to execute our ESG programs and objectives as planned, or in accordance with the evolving expectations of various stakeholders or regulators in the U.S., Europe and globally, including compliance with standards and regulations such as the EU Corporate Sustainability Reporting Directive (CSRD)’s ESRS standards, ISSB standards incorporated into law by various countries globally, the Science Based Targets initiative, and California climate disclosure rules under Senate Bills 253 and 261, could adversely affect the Company’s reputation, business and financial performance. For example, an isolated incident of non-compliance, underperformance or inaccuracy in reporting, the aggregate effect of individually insignificant incidents or the failures of suppliers in our supply chain, can erode trust and confidence in the Company and our brand and adversely affect our business and financial performance, particularly if such events result in claims of misleading ESG-related statements or disclosures, adverse publicity, governmental investigations, enforcement actions, fines, or litigation. The continually evolving nature of ESG frameworks and climate disclosure regimes, particularly the CSRD and its ESRS standards, creates uncertainty regarding the timing, scope, applicability, and assurance requirements of disclosures, as well as the operational measures expected to support those disclosures, including climate transition plans and supply chain due diligence. These uncertainties complicate our compliance roadmap, may require systems and controls enhancements, data collection from numerous third parties, and may increase audit or assurance costs. Evolving and compartmentalized reporting requirements across jurisdictions could lead to inconsistent report interpretation, potential allegations of misstatement, and enforcement risk. To the extent we face delays or challenges in obtaining reliable data, implementing new processes, or securing necessary assurance, we may incur higher costs, experience reputational harm, or face regulatory or legal exposure.
Simultaneously, increased expectations and regulations around ESG reporting and performance may result in higher operating expenses, capital expenditures and costs of goods sold (including those related to deploying low-carbon technologies, expanding our electric vehicle fleet, strengthening ESG monitoring and reporting programs, calculating and disclosing different scopes of GHG emissions in the manner and timeline expected by regulators and other stakeholders, enhancing supply chain transparency programs, securing assurance by third-party auditors over ESG data, developing and implementing climate transition plans that may be requested by customers or required by regulations, transitioning suppliers due to their ESG programs, other costs to pursue our ESG goals or supplier price increases as manufacturers and services providers accommodate their own ESG-related expenses), which could reduce our profitability and cash flow. Additionally, certain customers may set net-zero emissions targets, and we could face pressure from such customers to further reduce emissions to assist them in the achievement of such targets or risk the loss of their business, which could result in increased costs or decreased revenue and may adversely impact financial performance.
Risks Related to Tax Matters
Changes in tax laws or challenges to the Company’s tax positions by taxing authorities could adversely impact the Company’s results of operations and financial condition.
We are subject to taxes in jurisdictions in which we do business, including, but not limited to, taxes imposed on our income, receipts, stockholders’ equity, property, sales, purchases and payroll. As a result, the tax expense we incur can be adversely affected by changes in tax law. We cannot always anticipate these changes in tax law, which can cause unexpected volatility in our results of operations. Changes in the tax law at the federal and state/provincial levels, in particular, in the U.S. and Canada, jurisdictions which account for most of our income before taxes, can have a material adverse effect on our results of operations.
The Organization for Economic Cooperation and Development (the “OECD”) issued rules with effect from 2024, subject to phase-in and certain transitional relief, to address the tax challenges arising from the digitalization of the global economy, including a global minimum tax. Many of the OECD’s member states have enacted the required domestic legislation implementing the OECD’s global minimum tax rules. The OECD recently released additional rules, which are intended to become effective January 1, 2026, implementing a “side-by-side" system which exempts U.S.-based multinational companies from two of the three taxing mechanisms provided for in the global minimum tax rules. The side-by-side rules must still be adopted by the OECD member states through local legislation to become effective. The Company continues to evaluate the impact of developments concerning the global minimum tax rules. The Company does not expect the global minimum tax rules to have a material impact on the Company’s worldwide tax expense, but they are expected to create significant additional compliance obligations. Other provisions of the OECD rules, including standardized intercompany pricing for routine marketing and distribution activities, are still being developed by the OECD.
The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, made permanent certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and modified other provisions of the TCJA, as well as the Inflation Reduction Act of 2022 (the “IRA”). These changes included the permanent extension of 100% “bonus” depreciation for certain property, the permanent restoration of the tax-basis EBITDA-based limitation on the deductibility of business interest expense subject to certain modifications to the computation of tax-basis EBITDA, and the immediate expensing of qualified domestic research and development expenses. The OBBBA also made permanent, with certain modifications, certain TCJA provisions concerning the current taxation of income from international operations. The OBBBA contained various effective dates with certain provisions becoming effective in 2025 and others in 2026 and beyond. The Company has reflected the estimated impact of the OBBBA on current and deferred income taxes in its Consolidated Balance Sheets. Modifications to the computation of the tax-basis EBITDA-based limitation on the deductibility of business interest expense, which become effective in 2026, could have a material adverse impact in future periods on our ability to deduct incremental interest expense on our borrowings.

The U.S. federal government provides incentives to promote investment in renewable energy and other qualifying projects in the form of tax credits and other financial incentives. The IRA significantly expanded the tax credits available for the investment in or production of renewable energy and made eligible tax credits transferable for the first time. The Company purchased transferable tax credits (“TTCs”) which we used to offset our 2024 and 2025 U.S. federal income tax liabilities. The Company may purchase additional TTCs to offset future federal income tax liabilities. The OBBBA made material modifications to the tax credit provisions in the IRA, which could impact the availability of TTC’s for purchase and increase the risk of disallowance or recapture of TTC’s purchased by the Company in future periods.
The purchase of TTCs involves risks and uncertainties. These include a determination by the Internal Revenue Service (“IRS”) that the underlying investment or production is not eligible for tax credits or that such tax credits are not eligible for transfer. In some cases, the IRS can also impose a penalty of 20% of the amount of ineligible tax credits disallowed. Also, certain TTCs are subject to recapture if the underlying project does not remain in service for the required period of time under the law. The disallowance by the IRS or recapture of purchased TTC’s could result in material additional tax expense in future periods. These lost TTCs may be offset, at least in part, by other income recognized for the recovery of losses from insurance coverage, or seller/sponsor indemnifications or guarantees.
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
We have incurred significant indebtedness to finance mergers and acquisitions, including the merger with Anixter in 2020, to support working capital growth, investments in our digital platform and to fund investments in our operations. Additionally, in 2025, we incurred significant additional indebtedness to finance the redemption of the Series A Preferred Stock. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes. As of December 31, 2025, excluding debt discount and debt issuance costs, we had $5.8 billion of consolidated indebtedness. We and our subsidiaries may also undertake additional borrowings in the future, subject to certain limitations contained in the debt instruments governing our indebtedness.
Our debt service obligations impact our ability to operate and grow our business. Our payments of principal and interest on our indebtedness reduce the amount of funds available to us to invest in operations, future business opportunities, acquisitions, and other potentially beneficial activities. Our debt service obligations also reduce our flexibility to adjust to changing market conditions and may increase our vulnerability to adverse economic, political, financial market and industry conditions. A portion of our indebtedness, including amounts outstanding under our accounts receivable securitization and revolving credit facilities, bears interest at variable rates. In the future, we may also incur additional indebtedness that bears interest at variable rates. In a rising interest rate environment, or one in which interest rates may be affected by market disruptions, the interest expense on our variable rate borrowings will increase. Our ability to service and refinance our indebtedness, make scheduled payments on our operating and finance leases, fund capital expenditures, acquisitions or other business opportunities, repurchase shares, and pay dividends will depend in large part on both our future performance and the availability of additional financing in the future, as well as prevailing interest rates and other market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risks” for additional details on interest risks.
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
In addition, certain of these debt agreements contain financial covenants that may require us to maintain certain financial ratios and other requirements in certain circumstances. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or taking advantage of new business opportunities that might otherwise be beneficial to us. Our ability to comply with these covenants and restrictions may be affected by economic, financial and industry conditions or regulatory changes beyond our control. Failure to comply with these covenants or restrictions could result in an event of default, under our revolving lines of credit or the indentures governing our outstanding notes which, if not cured or waived, could accelerate our repayment obligations. See the Liquidity and Capital Resources section in Item 7, “Management’s Discussion and Analysis” for further details.
General Risk Factors
We are subject to costs and risks associated with global laws and regulations affecting our business, as well as litigation for product liability or other matters affecting our business.
The global legal and regulatory environment is complex and exposes us to compliance costs and risks, as well as litigation and other legal proceedings, which could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events, and some changes are anticipated to occur in the future. They include laws and regulations covering taxation, trade, import and export, labor and employment (including wage and hour), product safety, product labeling, occupational safety and health, data privacy, data protection, intellectual property, AI, and sustainability and environmental matters (including those relating to global climate change and its impact). We are also subject to securities and exchange laws and regulations and other laws applicable to publicly-traded companies such as the Foreign Corrupt Practices Act. Furthermore, as a government contractor selling to federal, state and local government entities, we are also subject to a wide variety of additional laws and regulations, including the Federal Acquisition Regulation (“FAR”) and Defense Federal Acquisitions Regulation Supplement (“DFARS”), and additional compliance obligations, such as Cybersecurity Maturity Model Certification (CMMC) compliance, domestic preference and Buy America/Build America requirements. Proposed laws and regulations in these and other areas could affect the cost of our business operations.
From time to time we are involved in legal proceedings, audits or investigations which may relate to, for example, product liability, labor and employment (including wage and hour), tax, escheat, import and export compliance, government contracts, FAR and DFARS compliance, worker health and safety, intellectual property misappropriation or infringement, antitrust and business practices, and general commercial and securities matters. While we believe the outcome of any pending matter is unlikely to have a material adverse effect on our financial condition or liquidity, additional legal proceedings may arise in the future and the outcome of these as well as other contingencies could require us to take actions, which could adversely affect our operations, could diminish our intellectual property portfolio or could require us to pay substantial amounts of money. Even if we successfully defend against claims, we may incur significant costs that could adversely affect our results of operations, financial condition and cash flow.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Information security and protection of our data is important to Wesco, our customers and suppliers. As a global company, we face various cybersecurity threats, ranging from phishing, ransomware and denial-of-service attacks to more recent and growing threats incorporating the use of AI, which are becoming more sophisticated. Our suppliers, third-party vendors, service providers, customers and other business partners are also vulnerable to similar cybersecurity risks. In response to this evolving cybersecurity threat landscape, we have implemented a cybersecurity risk management program that follows a comprehensive, multi-layered approach to securing our data and business systems from attack, compromise or loss, guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This includes the combination of leading technologies, physical and organizational safeguards, including a robust suite of security policies and procedures. We have a dedicated 24 hours per day/seven days per week Cybersecurity Operations team, with a third-party service provider, monitoring our environment for signs of attack and responding in real-time. Our implementation of a multi-layer and multi-provider portfolio of technologies is designed to deliver overlapping coverage against continually evolving cybersecurity threats with a strong defensive and response driven security posture. We evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as appropriate to preserve a secure state. We recognize that even robust preventive and detective controls may not fully eliminate the possibility of a significant AI‑driven cybersecurity incident. However, we are continually evaluating and introducing new processes and controls to mitigate risks from a constantly evolving threat landscape, including those amplified by AI.
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
We engage third-party experts, including auditors, consultants and advisors, to evaluate and enhance our cybersecurity program through security certifications, assessments and testing. Wesco’s cybersecurity programs are reviewed as part of our information security management system (“ISMS”) by external, independent third-party auditors. We have received ISO 27001 certification for our ISMS and we undergo annual audits by an independent accreditation body to maintain this certification. We also engage third-party consultants to perform penetration and vulnerability tests at least once per quarter, as well as annual engagements that simulate cyber threats. The results of these tests and assessments are used to establish priorities, allocate resources, and improve controls. We conduct mandatory information security awareness training for all new hires and employees at least annually as well as specialized training for certain functions, such as developers, platform administrators and finance personnel. We have instituted regular phishing, social engineering and other malicious attack simulations, generally at least once per quarter, to enhance our employees’ awareness and responsiveness to such possible threats. We run several awareness campaigns each year covering a variety of topical cybersecurity subjects and we maintain an internal website that is accessible to all employees that has security policies, additional trainings, and current news events. Our security policies and trainings are regularly evaluated and updated to adapt to changing regulations and emerging cybersecurity risks. Our training program also includes expert guest speakers and additional training during cybersecurity awareness month each October.

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
Governance
To more effectively prevent, detect and respond to information security threats, we have a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading enterprise-wide information security strategy, policy, standards, architecture and processes. Our CISO has over 30 years of technology experience, including over twelve years of experience dedicated to cybersecurity. He has been in this role with Wesco since 2020 and has a total of approximately ten years of experience serving in the role of Chief Information Security Officer. The CISO reports to our Executive Vice President, Chief Information and Digital Officer (“CIDO”), who reports directly to our Chief Executive Officer. The CISO and CIDO regularly review cybersecurity matters with our Chief Executive Officer and other members of our senior management, including cybersecurity risks and threats and the status of our cybersecurity incident response plan and related processes relating to the prevention, detection, mitigation and remediation of cybersecurity incidents. Recognizing the transformative potential and risks of AI, Wesco established an AI Governance Council in 2025. This executive-led, cross-functional body ensures the prioritized, ethical and secure use of AI to drive strategic business initiatives while protecting our systems and data.
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
Item 2. Properties.
We operate a network of approximately 600 distribution and fulfillment center locations that hold inventory, and approximately 120 sales offices, with operations in approximately 50 countries throughout the world. This includes 63 facilities with square footage between 100,000 and 500,000 that operate as large distribution centers or fulfillment centers, of which 49 are located in the U.S., eight in Canada, three in Europe, two in South America and one in Australia. Approximately 7% of our facilities are owned, and the remainder are leased.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market, Stockholder, and Dividend Information. Our common stock is listed on the New York Stock Exchange under the symbol “WCC”. As of February 12, 2026, there were 48,661,915 shares of common stock outstanding held by approximately 820 holders of record.
During each of the quarters in the fiscal year ended December 31, 2025, we paid a quarterly cash dividend of $0.454 per common share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend on an evaluation of a number of factors, including our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants contained in our debt agreements, and other factors deemed relevant by our Board of Directors.
As disclosed in Note 9, “Debt” of our Notes to Consolidated Financial Statements, the terms of the Revolving Credit Facility, as well as the indentures governing the 7.250% Senior Notes due 2028, 6.375% Senior Notes due 2029, 6.625% Senior Notes due 2032 and 6.375% Senior Notes due 2033 contain various restrictive covenants that limit the amount of dividends and common stock repurchases that can be made. We were in compliance with these conditions in 2025 and expect to be in 2026.
Issuer Purchases of Equity Securities.
The following table sets forth all issuer purchases of common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
October 1, 2025 - October 31, 2025	572	$229.08	—	$413.9
November 1, 2025 - November 30, 2025	4,579	$261.44	—	$413.9
December 1, 2025 - December 31, 2025	59	$258.84	—	$413.9
Total	5,210	$257.86	—
(1)    There were 5,210 shares purchased during the quarterly period ended December 31, 2025 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock options and stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco's Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended December 31, 2025, the Company did not repurchase any shares of its common stock under this share repurchase authorization.

Company Performance. The following stock price performance graph illustrates the five-year cumulative total return on an investment in Wesco International compared to the Standard & Poor's (“S&P”) MidCap 400 Index, the Dow Jones US Industrial Suppliers Index, the Russell 2000 Index and a self-selected performance peer group. During the current fiscal year, the Company re-evaluated and decided to discontinue future comparison of its cumulative total shareholder return to the Russell 2000 Index and self-selected performance peer group. This change reflects the Company’s view that the updated indices provide more appropriate, good-faith comparables and better align our reporting with the benchmarks commonly used by our industry peers. As a result of this change and in accordance with applicable SEC rules, the below graph compares Wesco International's cumulative total shareholder return to both the newly selected indices and the indices used in the immediately preceding fiscal year.
The graph covers the period from December 31, 2020 to December 31, 2025, and assumes that the value for each investment was $100 on December 31, 2020, and that all dividends were reinvested.
(1) The Russell 2000 Index and self-selected performance peer group are being presented for comparative purposes only and will be removed beginning next year.
(2) The self-selected performance peer group includes the following companies: Applied Industrial Technologies, Inc., Arrow Electronics, Inc., Avnet, Inc., Barnes Group Inc., Eaton Corporation Plc, Fastenal Company, Genuine Parts Company, Hubbell, Inc., MRC Global, Inc., MSC Industrial Direct Co., Inc., Rexel SA, Rockwell Automation, Inc., W.W. Grainger, Inc.

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
We employ approximately 21,000 people, maintain relationships with more than 35,000 suppliers, and serve nearly 130,000 customers worldwide. With millions of products, end-to-end supply chain services, and significant digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, technology companies, telecommunications providers, and utilities. Our innovative solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate more than 700 sites, including distribution centers, fulfillment centers and sales offices, in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
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
Business Highlights
Our financial results reflect strong sales in 2025, highlighted by a 7.8% year-over-year increase in reported net sales. Organic sales increased by 8.6% year over year, which adjusts for the impact of acquisitions and divestitures, fluctuations in foreign exchange rates and number of workdays. Our CSS data center business is primarily driving this growth in sales, but also contributing to lower gross margins as compared to the prior year due to several large project sales. Our EES segment experienced continued growth across its Original Equipment Manufacturer (“OEM”) and construction businesses, fueled in part by rising demand for data center projects and increased infrastructure activity. Within the UBS segment, our Utility business experienced a year-over-year sales decline driven by reduced public power activity, while our Broadband business delivered year-over-year growth supported by continued network investments. We have also seen year-over-year backlog growth driven primarily by our CSS and UBS segments, with our EES segment contributing as well.
We continued to address supplier price increases in response, in part, to global tariffs, including but not limited to, passing through price increases, leveraging scale to provide locally sourced products, reducing imports from high tariff countries, optimizing supply chain logistics, and re-engineering our global supply chain. Although the long-term impact remains uncertain, tariffs did not have a material effect on our financial results for 2025.
After redeeming our Series A Preferred Stock in June 2025, we have no significant debt maturities until 2028 and have strong liquidity to execute our capital allocation priorities of debt reduction, stock buybacks and acquisitions.

During 2025, we continued to execute on our multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency.
Taking the above highlights into consideration, we believe we are well positioned to benefit from enduring secular growth trends of AI-driven data centers, increased power generation, and supply chain re-shoring.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, including those related to goodwill and indefinite-lived intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. If actual market conditions are less favorable than those projected by management, additional adjustments to reserve items may be required. We believe the following accounting estimates are the most critical to the understanding of our consolidated financial statements as they require subjective or complex judgments by management.
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
We will perform a quantitative impairment test if we bypass the qualitative assessment, or if based on the qualitative assessment, it is more likely than not that the fair value of each reporting unit or indefinite-lived intangible asset is less than the carrying amount. For the year ended December 31, 2025, we performed annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2025 by assessing the above-mentioned qualitative factors. As a result of these assessments, we determined that it was more likely than not that the fair values of our reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.
As it pertains to a quantitative impairment test, the determination of fair value involves significant management judgment, particularly as it relates to the underlying assumptions and factors around future expected revenues, operating margins and discount rate. This involves performing sensitivity analyses around certain of these assumptions in order to assess the reasonableness of the assumptions and resulting estimated fair values. Management applies its best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors, and as a result there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible assets impairment tests will prove to be an accurate prediction of future results.
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
Results of Operations
2025 Compared to 2024
Net Sales
The following table sets forth net sales and organic sales growth for the periods presented:

	Year Ended December 31,		Growth/(Decline)
	2025	2024	Reported Sales	Acquisition/Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$23,510.9	$21,818.8	7.8%	(0.2)%	(0.2)%	(0.4)%	8.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; 2025 had one less workday compared to 2024.
Net sales were $23.5 billion for 2025 compared to $21.8 billion for 2024, an increase of 7.8%. Organic sales for 2025 grew by 8.6%. This growth reflects an approximate 6% increase in volume driven by the CSS and EES segments, and an approximate 2% benefit from price.
Cost of Goods Sold
Cost of goods sold for 2025 was $18.5 billion compared to $17.1 billion for 2024, an increase of $1.4 billion. Cost of goods sold as a percentage of net sales was 78.9% and 78.4% for 2025 and 2024, respectively. The unfavorable increase of 50 basis points primarily reflects a decrease in gross margin across all three segments, most significantly in the UBS segment primarily due to competitive pressures in the public power market, as well as in the EES and CSS segments driven by large project sales.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for 2025 totaled $3.5 billion versus $3.3 billion for 2024, an increase of 7.1%.
The following table reconciles SG&A expenses to adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Year Ended December 31,
	2025	% of net sales	2024	% of net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$3,541.4	15.1%	$3,306.2	15.2%
Digital transformation costs(1)	(35.2)		(24.9)
Restructuring costs(2)	—		(12.1)
Loss on abandonment of assets(3)	—		(17.8)
Excise taxes on excess pension plan assets(4)	—		(4.9)
Adjusted SG&A expenses	$3,506.2	14.9%	$3,246.5	14.9%
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

SG&A payroll and payroll-related expenses for 2025 of $2,193.7 million increased by $144.2 million compared to 2024, primarily as a result of increased salaries of $69.8 million due to wage inflation and increased commissions and incentives of $42.2 million, partially offset by the impact of the divestiture of the WIS business.
SG&A expenses not related to payroll and payroll-related costs for 2025 were $1,347.7 million, an increase of $91.0 million compared to 2024, which primarily reflects increased costs to operate our facilities of $32.8 million, increased transportation costs of $32.1 million, and higher IT costs of $24.8 million.
Depreciation and Amortization
Depreciation and amortization for 2025 was $197.6 million compared to $183.2 million for 2024, an increase of $14.4 million. The increase was primarily driven by depreciation related to IT asset additions placed into service during 2025.
Interest Expense, net
Net interest expense totaled $386.7 million for 2025 compared to $364.9 million for 2024. The increase of $21.8 million, or 6.0%, was primarily driven by the issuance of the 6.375% Senior Notes due 2033 (the “2033 Notes”) and an increase in expense from adjustments for uncertain tax positions, partially offset by lower borrowings and lower interest rates on the Revolving Credit Facility throughout 2025 compared to 2024.
Other Income, net
Other non-operating income totaled $9.6 million for 2025 compared to $92.7 million for 2024. The year ended December 31, 2024 included a $122.2 million gain on the sale of our WIS business. We recognized $4.5 million of income in 2025 from adjustments to the fair value of the contingent consideration liability related to a recent acquisition. Due to fluctuations in the U.S. dollar against certain foreign currencies, we recognized a net foreign currency exchange loss of $0.3 million for 2025 compared to a net loss of $25.5 million for 2024. We recognized net benefits of $3.3 million and net costs of $1.6 million associated with the non-service cost components of net periodic pension cost (benefit) for 2025 and 2024, respectively. The year-over-year decrease in net periodic pension cost was due to the settlement of the Anixter Inc. Pension Plan in the first quarter of 2024.
The following table reconciles other non-operating income to adjusted other non-operating (income) expense, which is a non-GAAP financial measure, for the periods presented:

	Year Ended December 31,
	2025	2024
Adjusted Other (Income) Expense, net:	(In millions)
Other income, net	$(9.6)	$(92.7)
Loss on termination of business arrangement(1)	(0.3)	(3.6)
Pension settlement cost(2)	—	(2.5)
Gain on divestiture	—	122.2
Adjusted other (income) expense, net	$(9.9)	$23.4
(1)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(2)    Pension settlement cost represents expense related to the final settlement of the Company's U.S. pension plan.
Income Taxes
The provision for income taxes was $213.4 million for 2025 compared to $231.6 million for 2024, resulting in effective tax rates of 24.9% and 24.4%, respectively.
Net Income and Earnings per Share
Net income and earnings per diluted share attributable to common stockholders were $645.8 million and $13.05, respectively, for 2025 compared to $660.2 million and $13.05, respectively, for 2024. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $32.9 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, net income and earnings per diluted share attributable to common stockholders were $638.9 million and $12.91, respectively, for the year ended December 31, 2025 and $618.6 million and $12.23, respectively, for the year ended December 31, 2024.

The increase in adjusted earnings per diluted share primarily reflects the favorable impact of the June 2025 Series A Preferred Stock redemption and the corresponding decrease in preferred dividends. Additionally, there was a positive impact from the reduction in outstanding common shares during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1,536.5 million for 2025 compared to $1,509.1 million for 2024, an increase of $27.4 million, or 1.8% year-over-year. The increase primarily reflects an increase in net sales, partially offset by an increase in cost of goods sold and an increase in SG&A expenses, as described above. The year ended December 31, 2024 included $17.8 million in SG&A expenses from loss on abandonment of assets and $4.9 million in excise taxes on excess pension plan assets. There was also a decrease in restructuring costs of $12.1 million in 2025, partially offset by a $10.3 million increase in digital transformation costs.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the year ended December 31, 2025. As further described below and in Note 16, “Business Segments” of our Notes to Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and adjusted EBITDA margin percentage are non-GAAP financial measures. As discussed in Note 2, “Accounting Policies,” the reportable segment information for the year ended December 31, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
Electrical & Electronic Solutions

	Year Ended December 31,		Growth/(Decline)
	2025	2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$8,955.5	$8,391.7	6.7%	—%	(0.4)%	(0.4)%	7.5%
Adjusted EBITDA	$717.6	$699.8
Adjusted EBITDA margin %	8.0%	8.3%
EES reported net sales of $9.0 billion for 2025 compared to $8.4 billion for 2024, an increase of $563.8 million, or 6.7%. EES organic sales for 2025 grew by 7.5%, driven primarily by volume growth of approximately 4%, primarily as a result of growth in the OEM and construction businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 4%.
EES adjusted EBITDA increased $17.8 million, or 2.5% year-over-year. The increase primarily reflects an increase in volume and price, as described above. The decrease in adjusted EBITDA margin is attributable to an unfavorable change in product mix. Additionally, SG&A expenses increased $69.7 million as compared to the prior year, which was primarily attributed to increased salaries of $24.4 million, increased commissions and incentives of $15.0 million, increased transportation costs of $11.7 million, and increased operations expenses of $9.2 million.
Communications & Security Solutions

	Year Ended December 31,		Growth/(Decline)
	2025	2024	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$9,101.0	$7,692.1	18.3%	1.9%	0.1%	(0.4)%	16.7%
Adjusted EBITDA	$799.4	$638.8
Adjusted EBITDA margin %	8.8%	8.3%
CSS reported net sales of $9.1 billion for 2025 compared to $7.7 billion for 2024, an increase of $1.4 billion, or 18.3%, which is inclusive of a favorable impact from the acquisition of Ascent of 1.9%. CSS organic sales for 2025 grew by 16.7%, driven primarily by volume growth of approximately 15% as a result of the data center solutions business, and to a lesser extent, growth in the security solutions business, and by the impact of changes in price, which favorably impacted organic sales by approximately 1%.

CSS adjusted EBITDA increased $160.6 million, or 25.1% year-over-year. The increase reflects an increase in volume, specifically within the data center solutions business and the security solutions business, as described above. Further, there was an increase in SG&A expenses of $97.2 million. The increase in SG&A expenses is primarily attributed to increased salaries of $28.7 million, increased transportation costs of $25.7 million consistent with higher sales, increased commissions and incentives of $17.8 million, increased operations expenses of $11.9 million, and increased benefits expense of $11.5 million.
Utility & Broadband Solutions

	Year Ended December 31,		Growth/(Decline)
	2025	2024	Reported Sales	Divestiture	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,454.4	$5,735.0	(4.9)%	(3.3)%	(0.2)%	(0.4)%	(1.0)%
Adjusted EBITDA	$562.8	$643.4
Adjusted EBITDA margin %	10.3%	11.2%
UBS reported net sales of $5.5 billion for 2025 compared to $5.7 billion for 2024, a decrease of $280.6 million or 4.9%, which is inclusive of an unfavorable impact from the divestiture of the WIS business of 3.3%. UBS organic sales for 2025 declined by 1.0%, reflecting volume declines in the Utility business primarily as a result of reduced public power activity. The decline was partially offset by growth in the Broadband business from continued network investments. Changes in price did not have a material impact on the year-over-year decline in UBS organic sales.
UBS adjusted EBITDA decreased $80.6 million, or 12.5% year-over-year. The decrease primarily reflects a decline in volume, as described above. The decrease in adjusted EBITDA was partially offset by a decrease in SG&A expenses of $8.3 million as compared to the prior year, which was primarily attributed to lower commissions and incentives of $9.3 million.

The following tables reconcile net income attributable to common stockholders to adjusted EBITDA and adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31, 2025
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$646.5	$649.1	$531.0	$(1,180.8)	$645.8
Net income (loss) income attributable to noncontrolling interests	0.5	2.9	—	(1.1)	2.3
Gain on redemption of Series A Preferred Stock	—	—	—	(32.9)	(32.9)
Preferred stock dividends	—	—	—	27.3	27.3
Provision for income taxes(1)	—	—	—	213.4	213.4
Interest expense, net(1)	—	—	—	386.7	386.7
Depreciation and amortization	50.5	77.7	32.6	36.8	197.6
Other expense (income), net	16.0	64.4	(2.6)	(87.4)	(9.6)
Stock-based compensation expense	4.1	5.3	1.8	29.3	40.5
Digital transformation costs(2)	—	—	—	35.2	35.2
Cloud computing arrangement amortization(3)	—	—	—	30.2	30.2
Adjusted EBITDA	$717.6	$799.4	$562.8	$(543.3)	$1,536.5
Adjusted EBITDA margin %	8.0%	8.8%	10.3%
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

	Year Ended December 31, 2024
(In millions)	EES(1)	CSS(1)	UBS	Corporate	Total
Net income attributable to common stockholders	$641.0	$496.8	$733.0	$(1,210.6)	$660.2
Net (loss) income attributable to noncontrolling interests	(1.1)	2.3	—	0.6	1.8
Preferred stock dividends	—	—	—	57.4	57.4
Provision for income taxes(2)	—	—	—	231.6	231.6
Interest expense, net(2)	—	—	—	364.9	364.9
Depreciation and amortization	46.4	71.9	28.5	36.4	183.2
Other expense (income), net(3)	9.1	61.2	(121.2)	(41.8)	(92.7)
Stock-based compensation expense	4.4	6.6	3.1	14.8	28.9
Digital transformation costs(4)	—	—	—	24.9	24.9
Loss on abandonment of assets(5)	—	—	—	17.8	17.8
Cloud computing arrangement amortization(6)	—	—	—	14.1	14.1
Restructuring costs(7)	—	—	—	12.1	12.1
Excise taxes on excess pension plan assets(8)	—	—	—	4.9	4.9
Adjusted EBITDA	$699.8	$638.8	$643.4	$(472.9)	$1,509.1
Adjusted EBITDA margin %	8.3%	8.3%	11.2%
(1) As described in Note 2, “Accounting Policies,” the reportable segment information for the year ended December 31, 2024 for the EES and CSS reportable segments has been recast to conform to the current year presentation.

(2) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(3) Other income for the UBS segment includes the gain on the divestiture of the WIS business as disclosed in Note 5, “Acquisitions and Divestitures”.
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

(7) Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(8) Excise taxes on excess pension plan assets represent the excise taxes applicable to the excess pension plan assets following the final settlement of the Company's U.S. pension plan.
Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company’s performance and its ability to meet debt service requirements. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by net sales.

The following tables reconcile SG&A expenses, income from operations, other non-operating (income) expense, provision for income taxes, net income attributable to common stockholders, and earnings per diluted share to adjusted SG&A expenses, adjusted income from operations, adjusted other non-operating (income) expense, adjusted provision for income taxes, adjusted net income attributable to common stockholders, and adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Year Ended December 31,
	2025	2024
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$3,541.4	$3,306.2
Digital transformation costs(1)	(35.2)	(24.9)
Restructuring costs(2)	—	(12.1)
Loss on abandonment of assets(3)	—	(17.8)
Excise taxes on excess pension plan assets(4)	—	(4.9)
Adjusted SG&A expenses	$3,506.2	$3,246.5

Adjusted Income from Operations:
Income from operations	$1,233.0	$1,223.2
Digital transformation costs(1)	35.2	24.9
Restructuring costs(2)	—	12.1
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.9
Adjusted income from operations	$1,268.2	$1,282.9

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(9.6)	$(92.7)
Loss on termination of business arrangement(5)	(0.3)	(3.6)
Pension settlement cost(6)	—	(2.5)
Gain on divestiture	—	122.2
Adjusted other (income) expense, net	$(9.9)	$23.4

Adjusted Provision for Income Taxes:
Provision for income taxes	$213.4	$231.6
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	9.5	(14.8)
Adjusted provision for income taxes	$222.9	$216.8

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$645.8	$660.2
Digital transformation costs(1)	35.2	24.9
Restructuring costs(2)	—	12.1
Loss on abandonment of assets(3)	—	17.8
Excise taxes on excess pension plan assets(4)	—	4.9
Gain on divestiture	—	(122.2)
Loss on termination of business arrangement(5)	0.3	3.6
Pension settlement cost(6)	—	2.5
Income tax effect of adjustments to income from operations and other (income) expense, net(7)	(9.5)	14.8
Gain on redemption of Series A Preferred Stock	(32.9)	—
Adjusted net income attributable to common stockholders	$638.9	$618.6
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
(6)    Pension settlement cost represents expense related to the settlement of the Company’s U.S. pension plan.
(7)    The adjustments to income from operations and other (income) expense, net for the years ended December 31, 2025 and 2024 have been tax effected at rates of 26.6% and 26.2%, respectively.

	Year Ended December 31,
Adjusted Earnings Per Diluted Share:	2025	2024
(In millions, except per share data)
Adjusted income from operations	$1,268.2	$1,282.9
Interest expense, net	386.7	364.9
Adjusted other (income) expense, net	(9.9)	23.4
Adjusted income before income taxes	891.4	894.6
Adjusted provision for income taxes	222.9	216.8
Adjusted net income	668.5	677.8
Net income attributable to noncontrolling interests	2.3	1.8
Adjusted net income attributable to WESCO International, Inc.	666.2	676.0
Preferred stock dividends	27.3	57.4
Adjusted net income attributable to common stockholders	$638.9	$618.6

Diluted shares	49.5	50.6
Adjusted earnings per diluted share	$12.91	$12.23
Note: For the year ended December 31, 2025, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, restructuring costs, the loss on termination of business arrangement, and the related income tax effects, and the gain on redemption of the Company's Series A Preferred Stock. For the year ended December 31, 2024, SG&A expenses, income from operations, other non-operating (income) expense, the provision for income taxes, net income attributable to common stockholders, and earnings per diluted share have been adjusted to exclude digital transformation costs, the loss on abandonment of assets, restructuring costs, excise taxes on excess pension plan assets, the gain recognized on the divestiture of the WIS business, the loss on termination of business arrangement, pension settlement cost, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $1.0 million and $12.0 million. As of December 31, 2025, we had $5.6 million outstanding under our international lines of credit.
As of December 31, 2025, we had $581.5 million outstanding and $1,107.9 million in available borrowing capacity on the Revolving Credit Facility after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit. Additionally, as of December 31, 2025, we had $1,300.0 million outstanding and $250.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $282.1 million, provided liquidity of approximately $1.6 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of December 31, 2025, see Note 9, “Debt” of our Notes to Consolidated Financial Statements.
As described in Note 9, “Debt” of our Notes to Consolidated Financial Statements, on March 6, 2025, Wesco Distribution issued $800 million aggregate principal amount of 2033 Notes. We used the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding Series A Preferred Stock and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025, and to repay a portion of the amounts outstanding under the Revolving Credit Facility.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable in the first half of 2025 before the Federal Reserve reacted to economic conditions and reduced its benchmark interest rate at the end of the third quarter and twice more in the fourth quarter by 25 basis points, respectively, for a total reduction of 75 basis points in the second half of 2025. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
At December 31, 2025, approximately 66% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at debt reduction, the payment of dividends, share repurchases, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in 2025, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of December 31, 2025.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.4x as of December 31, 2025 and 2.9x as of December 31, 2024.

The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve months ended
	December 31, 2025	December 31, 2024
(In millions of dollars, except ratios)
Net income attributable to common stockholders	$645.8	$660.2
Net income attributable to noncontrolling interests	2.3	1.8
Gain on redemption of Series A Preferred Stock	(32.9)	—
Preferred stock dividends	27.3	57.4
Provision for income taxes	213.4	231.6
Interest expense, net	386.7	364.9
Depreciation and amortization	197.6	183.2
EBITDA	$1,440.2	$1,499.1
Other income, net	(9.6)	(92.7)
Stock-based compensation expense	40.5	28.9
Digital transformation costs(1)	35.2	24.9
Cloud computing arrangement amortization(2)	30.2	14.1
Restructuring costs(3)	—	12.1
Loss on abandonment of assets(4)	—	17.8
Excise taxes on excess pension plan assets(5)	—	4.9
Adjusted EBITDA	$1,536.5	$1,509.1

	As of
	December 31, 2025	December 31, 2024
Short-term debt and current portion of long-term debt, net	$25.0	$19.5
Long-term debt, net	5,756.4	5,045.5
Debt discount and debt issuance costs(6)	48.0	47.2
Fair value adjustments to the Anixter Senior Notes(6)	—	(0.1)
Total debt	5,829.4	5,112.1
Less: Cash and cash equivalents	604.8	702.6
Total debt, net of cash	$5,224.6	$4,409.5

Financial leverage ratio	3.4	2.9
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Cloud computing arrangement amortization consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
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
(6)    Debt is presented in the Consolidated Balance Sheets net of debt issuance costs and debt discount, and includes adjustments to record the long-term debt assumed in the merger with Anixter at its acquisition date fair value.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt issuance costs, debt discount and fair value adjustments, net of cash, by adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.

An analysis of cash flows for 2025 and 2024 follows:
Operating Activities
Net cash provided by operating activities for 2025 totaled $125.0 million, compared to $1,101.2 million in 2024. The $976.2 million decrease is primarily driven by a $507.3 million impact from changes in trade accounts receivable and a $428.1 million impact from changes in inventories. The impact from trade accounts receivable was primarily due to sales growth in the CSS and EES segments, as well as the timing of receipts from customers as compared to the prior year. The impact from inventories was primarily due to an increase in volume related to growth in large projects as compared to the prior year. These decreases were partially offset by an increase in net income as adjusted for certain non-cash items.
Investing Activities
Net cash used in investing activities in 2025 was $140.7 million compared to $40.4 million provided by investing activities in 2024. Included in 2025 were capital expenditures of $99.8 million compared to $94.7 million in 2024. Capital expenditures in 2025 and 2024 primarily comprised equipment and leasehold improvements to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives.
Net cash used in investing activities in 2025 also included $36.3 million paid to acquire Industrial Software Solutions, net of cash acquired. Included in net cash provided by investing activities in 2024 were $354.9 million in proceeds from the divestiture of the WIS business, net of cash transferred, partially offset by $221.3 million paid to acquire Ascent, entroCIM and Independent Electric Supply, net of cash acquired.
Financing Activities
Net cash used in financing activities in 2025 was $92.7 million, compared to $928.3 million in 2024. During 2025, financing activities primarily comprised proceeds of $800 million related to the issuance of the 2033 Notes, net borrowings of $54.8 million related to our Revolving Credit Facility, net repayments of $150.0 million related to our Receivables Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. Financing activities for 2025 also included $540.3 million paid to redeem our Series A Preferred Stock, $75.0 million of common stock repurchases, $88.4 million and $27.3 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $37.2 million of payments for taxes related to the exercise and vesting of stock-based awards.
During 2024, financing activities primarily comprised proceeds of $900.0 million and $850.0 million related to the issuance of the 6.375% senior notes due 2029 and 6.625% senior notes due 2032 (the “2029 and 2032 Notes”), respectively, the redemption of our $1,500.0 million aggregate principal amount of 7.125% Senior Notes due 2025, net repayments of $428.0 million related to our Revolving Credit Facility, net repayments of $100.0 million related to our Receivables Facility, and payment of total debt issuance costs of $26.6 million related to the issuance of the 2029 and 2032 Notes and amendments to the Revolving Credit Facility and Receivables Facility. Financing activities for 2024 also included $425.0 million of common stock repurchases, $81.5 million and $57.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $30.9 million of payments for taxes related to the exercise and vesting of stock-based awards.
The following table summarizes our material cash requirements from known contractual and other obligations at December 31, 2025, including interest, and the expected effect on our liquidity and cash flow in future periods:

	2026	2027 to 2028	2029 to 2030	2031 - After	Total
(In millions)
Debt, excluding debt discount and debt issuance costs(1)	$25.0	$2,655.1	$1,497.2	$1,652.1	$5,829.4
Interest on indebtedness(1)(2)	356.4	608.7	278.3	218.4	1,461.8
Non-cancelable operating leases	243.4	393.9	248.2	215.6	1,101.1
Transition tax installments	13.7	—	—	—	13.7
Total	$638.5	$3,657.7	$2,023.7	$2,086.1	$8,406.0
(1)    Debt payments include both principal and interest payments on debt and finance lease obligations.
(2)    Interest on variable rate debt was calculated using the rates and balances outstanding at December 31, 2025.
In addition to the cash requirements disclosed in the table above, we expect future uses of cash to include working capital requirements, capital expenditures, investments in our digital capabilities, dividend payments to holders of our common stock, and other organic opportunities. Future uses of cash could also include acquisitions of businesses and the repurchase of common stock. We expect to spend approximately $100 million in 2026 on capital expenditures for information technology investments and to support our global network of distribution centers, fulfillment centers and sales offices.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated from operating activities, borrowings under our revolving credit and accounts receivable securitization facilities, or new issuances of debt.
Purchase orders for inventory requirements and service contracts are not included in the table above. Generally, our purchase orders and contracts contain clauses allowing for cancellation. We do not have agreements to purchase material or goods that would specify significant minimum order quantities.
Liabilities related to unrecognized tax benefits, including interest and penalties, of $164.7 million were excluded from the table above as we cannot reasonably estimate the timing of these potential cash settlements with taxing authorities. See Note 11, “Income Taxes” of our Notes to Consolidated Financial Statements for further information related to unrecognized tax benefits.
The undistributed earnings of our foreign subsidiaries amounted to approximately $2,109.2 million at December 31, 2025. Most of these earnings have been taxed in the U.S. under either the one-time tax on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income (“GILTI”) tax regime imposed by the Tax Cuts and Jobs Act of 2017 (the “TCJA”). We have elected to pay the transition tax in installments over an eight year period ending in 2026. As of December 31, 2025, our remaining liability for the transition tax was $13.7 million. We continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested. The distribution of earnings by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We estimate that additional taxes of approximately $116.6 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2025, based upon the laws in effect on that date. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Risks
In 2025, approximately 26% of our sales were from our foreign subsidiaries and are denominated in foreign currencies. Our exposure to currency rate fluctuations primarily relate to Canada (Canadian dollar), certain countries in the European Union (euro), the United Kingdom (British pound), Mexico (Mexican peso), and Australia (Australian dollar). We also have exposure to currency rate fluctuations related to more volatile markets including Argentina (Argentine peso), Brazil (Brazilian real), Chile (Chilean peso), Colombia (Colombian peso), Japan (Japanese yen), and New Zealand (New Zealand dollar). We may establish additional foreign subsidiaries in the future. Accordingly, we may derive a larger portion of our sales from international operations, and a portion of these sales may be denominated in foreign currencies. As a result, our future operating results could be subject to further fluctuations in foreign exchange rates relative to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.
We purchase foreign currency forward contracts to reduce the effect of fluctuating foreign currency-denominated accounts on our reported earnings. The foreign currency forward contracts are not designated as hedges for accounting purposes. At December 31, 2025 and 2024, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $286.3 million and $345.7 million, respectively. We prepared a sensitivity analysis of our foreign currency forward contracts assuming a 10% adverse change in the value of foreign currency contracts outstanding. The hypothetical adverse changes would have resulted in recording a $28.6 million and $33.0 million loss in 2025 and 2024, respectively. However, since these forward contracts are intended to be effective economic hedges, we would record offsetting gains as a result of the remeasurement of the underlying foreign currency denominated monetary amounts being hedged.

Interest Rate Risk
Fixed Rate Borrowings: As of December 31, 2025, approximately 66% of our debt portfolio comprises fixed rate debt. As our 7.250% Senior Notes due 2028, 6.375% Senior Notes due 2029, 6.625% Senior Notes due 2032, and 6.375% Senior Notes due 2033 were issued at fixed rates, interest expense would not be impacted by interest rate fluctuations. However, the fair value of our fixed rate debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt instruments with fixed interest rates is disclosed in Note 4, “Fair Value of Financial Instruments” of our Notes to Consolidated Financial Statements.
Floating Rate Borrowings: Our variable rate borrowings comprise the Revolving Credit Facility, the Receivables Facility, and international lines of credit. The fair value of these debt instruments at December 31, 2025 approximated carrying value. We borrow under our Revolving Credit Facility and Receivables Facility for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the Receivables Facility funded by certain lenders through such lenders’ issuance of commercial paper bear interest at the applicable commercial paper rate. Otherwise, at the option of the borrower, borrowings under these facilities bear interest at either the 30-day Secured Overnight Financing Rate-based (“SOFR”) rate or the daily resetting SOFR rate. A 100 basis point rise or decline in interest rates would result in an increase or decrease to interest expense of $19.5 million under our current capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is set forth in our Consolidated Financial Statements contained in this Annual Report on Form 10-K. Specific financial statements can be found at the pages listed below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WESCO International, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WESCO International, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Product Revenue
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net sales were $23,510.9 million for the year ended December 31, 2025, of which the majority relates to product revenue. The Company’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a Company facility or directly from a supplier.
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
February 13, 2026

We have served as the Company’s auditor since 1994.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2025	2024
	(In millions, except per share data)
Assets
Current assets:
Cash and cash equivalents	$604.8	$702.6
Trade accounts receivable, net of allowance for expected credit losses of $63.6 and $55.0 in 2025 and 2024, respectively	4,069.6	3,454.4
Other accounts receivable	522.4	416.3
Inventories	4,008.8	3,501.7
Prepaid expenses and other current assets	250.6	276.4
Total current assets	9,456.2	8,351.4
Property, buildings and equipment, net	466.8	442.9
Operating lease assets	888.3	735.1
Intangible assets, net	1,769.2	1,835.9
Goodwill	3,343.4	3,280.1
Deferred income taxes	45.7	41.9
Other assets	525.3	374.1
Total assets	$16,494.9	$15,061.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,030.5	$2,670.6
Accrued payroll and benefit costs	283.0	242.3
Short-term debt and current portion of long-term debt	25.0	19.5
Other current liabilities	958.3	871.6
Total current liabilities	4,296.8	3,804.0
Long-term debt, net of debt discount and debt issuance costs of $48.0 and $47.2 in 2025 and 2024, respectively	5,756.4	5,045.5
Operating lease liabilities	752.2	614.8
Deferred income taxes	427.2	415.6
Other noncurrent liabilities	235.9	216.0
Total liabilities	$11,468.5	$10,095.9
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Preferred stock, Series A, $.01 par value; 25,000 shares authorized, no shares issued or outstanding in 2025, 21,612 shares issued and outstanding in 2024	—	—
Common stock, $.01 par value; 210,000,000 shares authorized, 70,004,866 and 69,627,398 shares issued and 48,658,333 and 48,790,595 shares outstanding in 2025 and 2024, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2025 and 2024, respectively	—	—
Additional capital	1,507.3	2,051.6
Retained earnings	5,513.4	4,960.7
Treasury stock, at cost; 25,685,964 and 25,176,234 shares in 2025 and 2024, respectively	(1,590.3)	(1,495.1)
Accumulated other comprehensive loss	(399.5)	(547.2)
Total WESCO International, Inc. stockholders’ equity	5,031.6	4,970.7
Noncontrolling interests	(5.2)	(5.2)
Total stockholders’ equity	5,026.4	4,965.5
Total liabilities and stockholders’ equity	$16,494.9	$15,061.4
    The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Net sales	$23,510.9	$21,818.8	$22,385.2
Cost of goods sold (excluding depreciation and amortization)	18,538.9	17,106.2	17,541.5
Selling, general and administrative expenses	3,541.4	3,306.2	3,256.0
Depreciation and amortization	197.6	183.2	181.3
Income from operations	1,233.0	1,223.2	1,406.4
Interest expense, net	386.7	364.9	389.3
Other (income) expense, net	(9.6)	(92.7)	25.1
Income before income taxes	855.9	951.0	992.0
Provision for income taxes	213.4	231.6	225.9
Net income	642.5	719.4	766.1
Less: Net income attributable to noncontrolling interests	2.3	1.8	0.6
Net income attributable to WESCO International, Inc.	640.2	717.6	765.5
Plus: Gain on redemption of Series A Preferred Stock	32.9	—	—
Less: Preferred stock dividends	27.3	57.4	57.4
Net income attributable to common stockholders	$645.8	$660.2	$708.1

Earnings per share attributable to common stockholders
Basic	$13.26	$13.26	$13.86
Diluted	$13.05	$13.05	$13.54

Other comprehensive income (loss):
Foreign currency translation adjustments and other	148.5	(228.7)	57.1
Post-retirement benefit plan adjustments, net of tax	(0.8)	13.5	(11.3)
Other comprehensive income (loss)	147.7	(215.2)	45.8
Comprehensive income	790.2	504.2	811.9
Less: Comprehensive income attributable to noncontrolling interests	2.3	1.8	0.6
Plus: Gain on redemption of Series A Preferred Stock	32.9	—	—
Less: Preferred stock dividends	27.3	57.4	57.4
Comprehensive income attributable to common stockholders	$793.5	$445.0	$753.9
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class B		Series A							Accumulated Other
	Common Stock		Common Stock		Preferred Stock		Additional	Retained	Treasury Stock		Noncontrolling	Comprehensive
(In millions, except shares)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Earnings	Amount	Shares	Interests	Loss	Total
Balance, December 31, 2022	$0.7	68,535,704	$—	4,339,431	$—	21,612	$2,005.4	$3,795.0	$(969.2)	(22,115,653)	$(4.7)	$(377.8)	$4,449.4
Exercise of stock-based awards	—	1,054,608					0.4		(16.2)	(100,998)			(15.8)
Stock-based compensation expense							48.1						48.1
Repurchases of common stock									(75.0)	(504,335)			(75.0)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(311,635)					(16.9)	(35.1)					(52.0)
Noncontrolling interests											0.6		0.6
Net income attributable to WESCO International, Inc.								765.5					765.5
Common stock dividends								(76.6)					(76.6)
Preferred stock dividends								(57.4)					(57.4)
Dividends to noncontrolling interests											(1.1)		(1.1)
Translation adjustments and other							0.1	0.3				57.1	57.5
Benefit plan adjustments, net of tax effect of $7.4 million												(11.3)	(11.3)
Balance, December 31, 2023	$0.7	69,278,677	$—	4,339,431	$—	21,612	$2,037.1	$4,391.7	$(1,060.4)	(22,720,986)	$(5.2)	$(332.0)	$5,031.9
Exercise of stock-based awards	—	509,140					0.6		(6.0)	(30,760)			(5.4)
Stock-based compensation expense							28.9						28.9
Repurchases of common stock, including excise taxes of $3.8 million									(428.8)	(2,424,488)			(428.8)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(160,419)					(15.1)	(9.8)					(24.9)
Noncontrolling interests											1.8		1.8
Net income attributable to WESCO International, Inc.								717.6					717.6
Common stock dividends								(81.5)					(81.5)
Preferred stock dividends								(57.4)					(57.4)
Dividends to noncontrolling interests											(1.8)		(1.8)
Translation adjustments and other							0.1	0.1	0.1			(228.7)	(228.4)
Benefit plan adjustments, net of tax effect of $5.7 million												13.5	13.5
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class B		Series A							Accumulated Other
	Common Stock		Common Stock		Preferred Stock		Additional	Retained	Treasury Stock		Noncontrolling	Comprehensive
(In millions, except shares)	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Earnings	Amount	Shares	Interests	Loss	Total
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
Exercise of stock-based awards	—	467,586					0.9		(20.0)	(90,160)			(19.1)
Stock-based compensation expense							40.5						40.5
Repurchases of common stock, including excise taxes of $0.2 million									(75.2)	(419,570)			(75.2)
Redemption of preferred stock					—	(21,612)	(573.3)						(573.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(90,118)					(12.4)	(4.8)					(17.2)
Noncontrolling interests											2.3		2.3
Net income attributable to WESCO International, Inc.								640.2					640.2
Common stock dividends								(88.4)					(88.4)
Gain on redemption of preferred stock								32.9					32.9
Preferred stock dividends								(27.3)					(27.3)
Dividends to noncontrolling interests											(2.3)		(2.3)
Translation adjustments and other								0.1				148.5	148.6
Benefit plan adjustments, net of tax effect of $2.7 million												(0.8)	(0.8)
Balance, December 31, 2025	$0.7	70,004,866	$—	4,339,431	$—	—	$1,507.3	$5,513.4	$(1,590.3)	(25,685,964)	$(5.2)	$(399.5)	$5,026.4
The accompanying notes are an integral part of the consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating Activities:
Net income	$642.5	$719.4	$766.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197.6	183.2	181.3
Stock-based compensation expense	40.5	28.9	48.1
Cloud computing arrangement amortization	30.2	14.1	—
Amortization of debt issuance costs and debt discount	13.1	15.6	14.8
Gain on divestiture	—	(122.2)	—
Loss on abandonment of assets	—	17.8	—
Other operating activities, net	10.4	8.1	(0.5)
Deferred income taxes	7.4	(39.9)	(7.9)
Changes in assets and liabilities:
Trade accounts receivable, net	(558.0)	(50.7)	52.2
Other accounts receivable	(79.8)	2.0	3.6
Inventories	(446.1)	(18.0)	(68.4)
Other current and noncurrent assets	(116.7)	(142.6)	(60.6)
Accounts payable	323.7	329.5	(319.7)
Accrued payroll and benefit costs	25.4	62.7	(92.3)
Other current and noncurrent liabilities	34.8	93.3	(23.5)
Net cash provided by operating activities	125.0	1,101.2	493.2
Investing Activities:
Capital expenditures	(99.8)	(94.7)	(92.3)
Acquisition payments, net of cash acquired	(36.1)	(221.3)	—
Proceeds from divestiture, net of cash transferred	—	354.9	—
Other investing activities, net	(4.8)	1.5	2.7
Net cash (used in) provided by investing activities	(140.7)	40.4	(89.6)
Financing Activities:
Proceeds from short-term debt	23.4	4.3	17.1
Repayments of short-term debt	(22.3)	(4.1)	(22.7)
Proceeds from issuance of long-term debt	6,928.7	6,775.0	3,290.2
Repayments of long-term debt	(6,224.3)	(7,053.5)	(3,404.6)
Debt issuance costs	(14.0)	(26.6)	—
Payments for taxes related to net-share settlement of equity awards	(37.2)	(30.9)	(68.3)
Repurchases of common stock	(75.0)	(425.0)	(75.0)
Redemption of preferred stock	(540.3)	—	—
Payment of common stock dividends	(88.4)	(81.5)	(76.6)
Payment of preferred stock dividends	(27.3)	(57.4)	(57.4)
Other financing activities, net	(16.0)	(28.6)	(6.6)
Net cash used in financing activities	(92.7)	(928.3)	(403.9)
Effect of exchange rate changes on cash and cash equivalents	10.6	(34.8)	(2.9)
Net change in cash and cash equivalents	(97.8)	178.5	(3.2)
Cash and cash equivalents at the beginning of period	702.6	524.1	527.3
Cash and cash equivalents at the end of period	$604.8	$702.6	$524.1
Supplemental disclosures:
Cash paid for interest	$357.4	$331.2	$386.8
Cash paid for taxes	$237.8	$253.3	$207.9
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
2. ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Wesco International and all of its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 in the consolidated financial statements and associated notes may not foot or recalculate due to rounding.
Reclassifications
The Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 include certain reclassifications to previously reported amounts to conform to the current period’s presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities for those years.
In the first quarter of 2025, a portion of the EES reportable segment was moved to the CSS reportable segment as a result of operational realignment. The reportable segment financial information for the years ended December 31, 2024 and 2023 has been recast to conform to the current year presentation. The recast does not impact previously reported consolidated results. Refer to Note 16, “Business Segments” for the recasted segment disclosures.
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
Revenue Recognition
Wesco’s revenue arrangements generally consist of single performance obligations to transfer a promised good or service, or a combination of goods and services. Revenue is measured as the amount of consideration Wesco expects to receive in exchange for transferring goods or providing services. Revenue is recognized when control has transferred to the customer, which is generally when the product has shipped from a Wesco facility or directly from a supplier. However, transfer may occur at a later date depending on the agreed upon terms, such as delivery at the customer’s designated location, or based on consignment terms. In some instances, revenue is recognized under bill-and-hold arrangements requested by certain customers. Under these arrangements we retain physical possession of the product and revenue is recognized at the time that control of the product transfers to the customer. The product is subsequently shipped on a mutually agreed-upon date. For products that ship directly from suppliers to customers, Wesco generally acts as the principal in the transaction and recognizes revenue on a gross basis. When providing services, sales are generally recognized over time as control transfers to the customer, which occurs as services are rendered. Wesco generally satisfies its performance obligations within a year or less.
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
Supplier Volume Rebates
Wesco receives volume rebates from certain suppliers based on contractual arrangements with such suppliers. Volume rebates that have been earned are included within other accounts receivable in the Consolidated Balance Sheets, and represent the estimated amounts due to Wesco based on forecasted purchases during the rebate period and the rebate provisions of the various supplier contracts. The Company’s volume rebate arrangements with suppliers are generally for the period of January 1

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

through December 31. The corresponding rebate income is recorded as a reduction to cost of goods sold. Receivables under the supplier rebate program were $264.0 million at December 31, 2025 and $210.0 million at December 31, 2024. Supplier volume rebate income as a percentage of net sales was 1.4% in 2025, 1.3% in 2024 and 1.4% in 2023.
Cash and Cash Equivalents
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less when purchased. Cash and cash equivalents in the Consolidated Balance Sheets include $16.6 million and $19.7 million as of December 31, 2025 and 2024, respectively, that is restricted from use to fund operations.
Allowance for Expected Credit Losses
Wesco recognizes expected credit losses resulting from the inability of its customers to make required payments through an allowance account that is measured each reporting period. Wesco estimates credit losses over the life of its trade accounts receivable using a combination of historical loss data, current credit conditions, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. The allowance for expected credit losses was $63.6 million and $55.0 million at December 31, 2025 and 2024, respectively. The total amount recorded as selling, general and administrative expense related to credit losses was $25.1 million, $18.7 million and $18.6 million for 2025, 2024 and 2023, respectively.
Inventories
Inventories primarily consist of merchandise purchased for resale and are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. Wesco reduces the carrying value of its inventories at the earlier of identifying an item that is considered to be obsolete or in excess of supply relative to demand, or no movement in a prescribed number of months. The carrying value of inventories reflect reductions for excess and obsolescence of $149.3 million and $131.3 million at December 31, 2025 and 2024, respectively. The total expense related to excess and obsolete inventories, which is included in cost of goods sold, was $74.0 million, $66.0 million and $63.1 million for 2025, 2024 and 2023, respectively.
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
Of Wesco’s $466.8 million net book value of property, buildings and equipment as of December 31, 2025, $189.7 million consists of land, buildings and leasehold improvements that are geographically dispersed among Wesco’s more than 700 sites, including distribution centers, fulfillment centers and sales offices, mitigating the risk of impairment. Wesco assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include, among others, technological advances, changes in the business model, capital structure, economic conditions or operating performance. The evaluation is based upon, among other things, utilization, serviceability and assumptions developed by management, which are categorized as Level 3 of the fair value hierarchy, related to the estimated future undiscounted cash flows that these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value of the asset (asset group), an impairment loss is recognized to the extent that carrying value exceeds fair value. Management applies its best judgment when performing these evaluations.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Leases
The determination of whether an arrangement is, or contains, a lease, and its classification as operating or finance, is performed at the inception of the arrangement. Initial measurement of the right-of-use asset and lease liability is determined at the lease commencement date. The Company has elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost consists of amortization, recognized on a straight-line basis over the estimated useful life of the leased asset, and interest expense, which is measured using the effective interest rate method.
Operating and finance lease assets and liabilities are recognized at the commencement date based on the present value of the future minimum lease payments. Certain leases contain rent escalation clauses that are either fixed or adjusted periodically for inflation or market rates and such clauses are factored into the Company’s determination of lease payments. Wesco also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable expense when incurred. The operating and finance lease asset includes advance payments and excludes incentives and initial direct costs incurred.
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
If the qualitative assessment indicates that the fair values of the Company’s reporting units or indefinite-lived intangible assets may not exceed their respective carrying values, or if the Company elects to bypass the optional qualitative assessments, then Wesco performs quantitative tests for impairment by comparing the fair value of each reporting unit or indefinite-lived intangible asset to its carrying value. At December 31, 2025 and 2024, goodwill and indefinite-lived intangible assets totaled $4.1 billion.
Definite-Lived Intangible Assets
Definite-lived intangible assets are amortized over five to twenty years using a straight-line method, which reflects the pattern in which the economic benefits of the respective assets are consumed or otherwise used. Wesco continually evaluates whether events or circumstances have occurred that would indicate the remaining estimated useful lives of definite-lived intangible assets require revision or that the remaining respective carrying value of such assets may not be recoverable.
Cloud Computing Arrangements
The Company capitalizes costs associated with implementing its various cloud computing arrangements, which are amortized using the straight-line method over the estimated useful life of the arrangement, typically one to seven years. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, were $343.4 million and $257.8 million as of December 31, 2025 and 2024, respectively, and the related accumulated amortization was $59.8 million and $29.6 million, respectively. Amortization expense related to cloud computing arrangements is recorded as a component of selling, general and administrative expenses and totaled $30.2 million, $14.1 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In 2024, management determined that a third-party developed operations management software product would be abandoned in favor of an application that better suits the Company’s operations and the Company recognized a $17.8 million loss on abandonment of assets, which was recorded as a component of selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.
Insurance Programs
Wesco uses commercial insurance for auto, workers’ compensation, casualty and health claims, and information technology as a risk-reduction strategy to minimize catastrophic losses. The Company’s strategy involves large deductible policies where Wesco must pay all costs up to the deductible amount. Wesco estimates the reserve for these programs based on historical incident rates and costs. The assumptions included in developing this accrual include the period of time between the incurrence and payment of a claim. The total liability related to insurance programs was $37.2 million and $33.4 million at December 31, 2025 and 2024, respectively.
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
The 2017 Tax Cuts and Jobs Act (“TCJA”) imposed the transition tax. Except for a portion of foreign earnings previously taxed in the U.S. that can effectively be distributed without further material U.S. or foreign taxation, the Company continues to assert that the undistributed earnings of its foreign subsidiaries are indefinitely reinvested. To the extent the earnings of the Company’s foreign subsidiaries are distributed in the form of dividends, such earnings may be subject to additional taxes. The Company believes that it is able to maintain a sufficient level of liquidity for its domestic operations and commitments without incurring any material tax cost to repatriate cash held by its foreign subsidiaries.
The provisions of the TCJA also introduced the global intangible low-taxed income (“GILTI”) tax regime. Wesco has elected to account for the GILTI tax as a component of income tax expense in the period incurred.
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
Defined Benefit Pension Plans
Liabilities and expenses for defined benefit pension plans are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated cash flows, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality). Unrealized gains and losses related to the Company’s defined benefit pension obligations are recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from plan amendments, curtailments, and settlements are recognized as a component of other non-operating income and expenses (“other (income) expense, net”) in the period of the remeasurement.

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
Other (Income) Expense, net
Other non-operating income and expenses (“other (income) expense, net”) primarily includes the non-service cost components of net periodic pension cost (benefit), foreign exchange gains and losses, and gains and losses associated with periodic, non-operating transactions. For the year ended December 31, 2024, these periodic, non-operating transactions included the divestiture of the Wesco Integrated Supply (“WIS”) business, which resulted in a gain from the sale of $122.2 million, described further in Note 5, “Acquisitions and Divestitures”.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis; however, retrospective application is permitted. The Company adopted this ASU on a prospective basis in the fourth quarter of 2025. The adoption of this ASU resulted in additional disclosure about the Company's effective tax rate reconciliation as well as income taxes paid.
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
The following table disaggregates Wesco’s net sales by geography for the periods presented:

	Year Ended December 31,
(In millions)	2025	2024	2023
United States	$17,390.9	$16,189.8	$16,609.1
Canada	3,185.2	2,940.1	2,968.2
Other International(1)	2,934.8	2,688.9	2,807.9
Total by geography(2)	$23,510.9	$21,818.8	$22,385.2
(1)    No individual country’s net sales are greater than 10% of total net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Revenue associated with these arrangements is generally recognized within a year or less from the date of the advance billing or payment receipt. At December 31, 2025 and 2024, $151.4 million and $141.8 million, respectively, of deferred revenue was recorded as a component of other current liabilities in the Consolidated Balance Sheets. The Company recognized $102.0 million, $76.9 million and $74.0 million of revenue during the years ended December 31, 2025, 2024 and 2023 respectively, that was included in the deferred revenue balances of $141.8 million, $111.9 million and $99.6 million as of December 31, 2024, 2023 and 2022 respectively.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue for the years ended December 31, 2025, 2024 and 2023 by approximately $452.4 million, $436.2 million and $427.8 million, respectively. As of December 31, 2025 and 2024, the Company’s estimated product return obligation was $33.7 million and $41.0 million, respectively.
Billings to customers for shipping and handling are recognized in net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of selling, general and administrative expenses totaled $335.4 million, $303.3 million and $306.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The carrying value of Wesco’s debt instruments with fixed interest rates was $3,871.9 million and $3,074.9 million as of December 31, 2025 and 2024, respectively. The estimated fair value of this debt was $4,004.2 million and $3,127.3 million as of December 31, 2025 and 2024, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of December 31, 2025 and 2024.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At December 31, 2025 and 2024, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in other non-operating expense (income) in the Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. At December 31, 2025 and 2024, the gross and net notional amounts of foreign currency forward contracts outstanding were approximately $286.3 million and $345.7 million, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
5. ACQUISITIONS AND DIVESTITURES
Industrial Software Solutions
On January 2, 2025, the Company acquired 100% of the equity securities of Industrial Software Solutions I, Inc. and Industrial Software Solutions ULC (collectively, “ISS”), an industrial automation consulting company, software distributor, and AVEVA Select Partner, for total cash consideration of $36.3 million, net of cash acquired. The assets acquired primarily included distribution agreement and customer relationship intangible assets, with fair values of $10.6 million and $5.0 million, respectively, with the excess of $20.1 million primarily allocated to goodwill in the Company’s EES reportable segment.
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
The total fair value of consideration transferred for the acquisition of Ascent consisted of the following:

(In millions)
Purchase price	$185.0
Adjustments to purchase price	(3.5)
Total cash consideration	181.5
Seller expenses paid by Wesco	5.1
Total purchase consideration	$186.6
Supplemental cash flow disclosure related to acquisitions:
Cash paid for acquisition	$186.6
Less: Cash acquired	(7.3)
Cash paid for acquisition, net of cash acquired	$179.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The purchase consideration was allocated to the identified assets acquired and liabilities assumed based on their respective acquisition date fair value, with the excess allocated to goodwill. The Company identified a customer relationship intangible asset and estimated its fair value using an income valuation method, and a technology know-how intangible asset and estimated its fair value using a cost valuation method. The excess purchase consideration recorded as goodwill is not deductible for income tax purposes, and has been assigned to the Company’s CSS reportable segment. The resulting goodwill is primarily attributable to Ascent’s workforce and expertise in engineering and design-build consultation services.
The estimated fair values of assets acquired and liabilities assumed are based on preliminary calculations and valuations using estimates and assumptions at the time of acquisition. During the fourth quarter of 2025, the Company finalized its allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed in the acquisition of Ascent. Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has not recorded any material fair value adjustments.
The following table sets forth the allocation of the purchase consideration to the respective fair values of assets acquired and liabilities assumed for the acquisition of Ascent:

Assets	(In millions)
Cash and cash equivalents	$7.3
Trade accounts receivable	33.5
Intangible assets(1)	58.9
Goodwill	117.9
Other current and noncurrent assets	44.7
Total assets	$262.3

Liabilities
Accounts payable	$20.9
Accrued payroll and benefit costs	7.9
Other current and noncurrent liabilities	46.9
Total liabilities	$75.7

Fair value of net assets acquired, including goodwill and intangible asset	$186.6
(1)    Consists of a customer relationship intangible asset and a technology know-how intangible asset with estimated useful lives of 15 years and 5 years, respectively.
Independent Electric Supply Inc.
Effective July 1, 2024, the Company acquired 100% of the equity securities of Independent Electric Supply Inc. (“IES”), a full-line electrical distributor headquartered in Ontario, Canada for $13.2 million, net of cash acquired.
entroCIM
On June 3, 2024, the Company acquired the assets and liabilities held by Warez, LLC and Hepta Systems, LLC, which owned and operated the entroCIM business (collectively, “entroCIM”). entroCIM is an innovator in data center and building intelligence software. The total fair value of consideration for the acquisition of entroCIM of $36.5 million includes total cash consideration of $30.1 million, net of cash acquired, and contingent consideration not to exceed $8.0 million. The purchase consideration was allocated to a developed software intangible asset, with the excess of $29.0 million allocated to goodwill in the Company’s CSS reportable segment.
Wesco Integrated Supply Divestiture
On April 1, 2024, the Company completed the sale of its WIS business for total consideration of $354.9 million, which was adjusted for net working capital, closing cash, and closing indebtedness. The WIS business, located primarily in the U.S. and Canada, was part of the UBS reportable segment and provided products and services to large industrial and commercial end-users to support their maintenance, repair, and operating spend. The Company recognized a gain from the sale of $122.2 million, which was recorded as a component of other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2024.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
6. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment for the periods presented:

	EES	CSS	UBS	Total
(In millions)
Balance as of December 31, 2023	$838.1	$1,211.6	$1,212.6	$3,262.3
Adjustments to goodwill for acquisitions	4.7	147.2	—	151.9
Adjustments to goodwill for divestiture	—	—	(58.1)	(58.1)
Foreign currency exchange rate changes	(43.5)	(11.8)	(20.7)	(76.0)
Balance as of December 31, 2024	$799.3	$1,347.0	$1,133.8	$3,280.1
Adjustments to goodwill for acquisitions	20.1	(0.3)	—	19.8
Foreign currency exchange rate changes	24.4	7.4	11.7	43.5
Balance as of December 31, 2025	$843.8	$1,354.1	$1,145.5	$3,343.4
The components of intangible assets are as follows:

		December 31, 2025			December 31, 2024
	Life (in years)	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In millions)
Intangible assets:
Trademarks	Indefinite	$791.6	$—	$791.6	$789.7	$—	$789.7
Customer relationships	9 - 20	1,523.6	(570.2)	953.4	1,502.4	(476.4)	1,026.0
Distribution agreements	8	10.7	(1.3)	9.4	29.2	(27.7)	1.5
Trademarks	5 and 12	15.5	(14.0)	1.5	15.5	(11.7)	3.8
Software	7	16.0	(3.4)	12.6	16.0	(1.1)	14.9
Technology know-how	5	0.9	(0.2)	0.7	—	—	—
		$2,358.3	$(589.1)	$1,769.2	$2,352.8	$(516.9)	$1,835.9
(1)Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $89.1 million, $86.1 million and $88.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
2026	$86.2
2027	83.3
2028	81.6
2029	80.5
2030	74.4
Thereafter	571.6
Total	$977.6
The Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets during the fourth quarter of 2025 by assessing qualitative factors to determine whether it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets were less than their respective carrying amounts. As a result of this assessment, the Company determined that it was more likely than not that the fair values of its reporting units and indefinite-lived intangible assets continued to exceed their respective carrying amounts and, therefore, a quantitative impairment test was not necessary.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
7. PROPERTY, BUILDINGS AND EQUIPMENT
The following table sets forth the components of property, buildings and equipment:

	As of December 31,
	2025	2024
	(In millions)
Buildings and leasehold improvements	$270.8	$246.9
Furniture, fixtures and equipment	429.8	404.4
Software costs	360.5	316.5
	1,061.1	967.8
Accumulated depreciation and amortization	(626.1)	(554.1)
	435.0	413.7
Land	29.7	25.3
Construction in progress	2.1	3.9
Property, buildings and equipment, net	$466.8	$442.9
Depreciation expense was $83.9 million, $66.8 million and $56.3 million, and capitalized software amortization was $24.6 million, $30.3 million and $36.4 million, in 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, unamortized software costs were $71.0 million and $88.9 million, respectively. Furniture, fixtures and equipment include finance leases of $111.8 million and $85.4 million and related accumulated depreciation of $43.4 million and $27.6 million as of December 31, 2025 and 2024, respectively.
8. LEASES
Wesco leases substantially all of its real estate, as well as automobiles, trucks, information technology hardware, and other equipment under lease arrangements classified as operating and finance.
The following table sets forth supplemental balance sheet information related to leases for the periods presented:

	As of December 31,
(In millions)	2025	2024
Operating Leases
Operating lease assets	$888.3	$735.1

Current operating lease liabilities(1)	198.9	169.5
Noncurrent operating lease liabilities	752.2	614.8
Total operating lease liabilities	$951.1	$784.3

Finance Leases
Finance lease assets, net(1)	$68.4	$57.8

Current finance lease liabilities(1)	19.4	15.1
Noncurrent finance lease liabilities(1)	47.9	42.2
Total finance lease liabilities	$67.3	$57.3
(1)    Current operating lease liabilities, finance lease assets, net, current finance lease liabilities and noncurrent finance lease liabilities are recorded as components of other current liabilities, property, buildings and equipment, net, short-term debt and current portion of long-term debt, and long-term debt, respectively, in the Consolidated Balance Sheets.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the Company’s total lease cost for the periods presented:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$237.1	$223.6	$197.0
Variable lease cost	62.6	60.3	53.2
Short-term lease cost	7.9	6.9	8.9
Amortization of finance lease assets	19.6	15.4	9.2
Total lease cost	$327.2	$306.2	$268.3
Operating lease cost, variable lease cost, and short-term lease cost are recorded as a component of selling, general and administrative expenses. Amortization of finance lease assets is recorded as a component of depreciation and amortization. For the years ended December 31, 2025, 2024 and 2023, interest on finance lease assets was not material. Variable lease cost consists of the non-lease components described in Note 2, “Accounting Policies”, as well as taxes and insurance for Wesco’s leased real estate.
The following table sets forth supplemental cash flow information related to leases for the periods presented:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating cash flows from operating leases	$223.9	$212.7	$174.5
Financing cash flows from finance leases	20.1	14.9	9.0

Leased assets obtained in exchange for new lease liabilities:
Operating leases	$343.1	$205.5	$296.9
Finance leases	29.2	43.4	19.7
For the years ended December 31, 2025, 2024 and 2023 operating cash flows from finance leases were not material.
The following table sets forth weighted-average information associated with the measurement of our remaining lease liabilities for the periods presented:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	6	6
Finance leases	4	5

Weighted-average discount rate
Operating leases	5.0%	4.7%
Finance leases	5.1%	4.9%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the maturities of the Company’s lease liabilities and reconciles the respective undiscounted payments to the lease liabilities in the Consolidated Balance Sheet as of December 31, 2025:

	Operating Leases	Finance Leases
	(In millions)
2026	$243.4	$22.3
2027	216.1	18.5
2028	177.8	15.4
2029	140.9	10.6
2030	107.3	5.3
Thereafter	215.6	2.2
Total undiscounted lease payments	1,101.1	74.3
Less: imputed interest	(150.0)	(7.0)
Total lease liabilities	$951.1	$67.3
Operating lease payments include $25.9 million related to options to extend real estate lease terms that are reasonably certain of being exercised. As of December 31, 2025, the Company has additional leases related to facilities that have not yet commenced totaling $35.4 million. These operating leases, which are not recorded in the Consolidated Balance Sheet as of December 31, 2025, will commence in 2026 with lease terms of 2 to 10 years.
9. DEBT
The following table sets forth Wesco’s outstanding indebtedness:

	As of December 31,
	2025	2024
	(In millions)
International lines of credit	$5.6	$0.6
Accounts Receivable Securitization Facility	1,300.0	1,450.0
Revolving Credit Facility	581.5	525.0
6.000% Anixter Senior Notes due 2025	—	4.2
7.250% Senior Notes due 2028, less debt discount of $3.1 and $4.4 in 2025 and 2024, respectively	1,321.9	1,320.6
6.375% Senior Notes due 2029	900.0	900.0
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	—
Finance lease obligations	67.3	57.3
Total debt	5,826.3	5,107.7
Plus: Fair value adjustments to the Anixter Senior Notes	—	0.1
Less: Unamortized debt issuance costs	(44.9)	(42.8)
Less: Short-term debt and current portion of long-term debt	(25.0)	(19.5)
Total long-term debt	$5,756.4	$5,045.5
International Lines of Credit
Certain foreign subsidiaries of Wesco have entered into uncommitted lines of credit, some of which are overdraft facilities, to support local operations. The maximum borrowing limit varies by facility and ranges between $1.0 million and $12.0 million. The international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution, Inc. (“Wesco Distribution”). Accordingly, certain borrowings under these lines directly reduce availability under the Company’s revolving credit facility. The applicable interest rate for borrowings under these lines of credit varies by country and is governed by the applicable loan agreement. The weighted average interest rate for borrowings on these facilities was 4.19% and 1.75% at December 31, 2025 and 2024, respectively.

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
As of December 31, 2025, the Receivables Facility has a purchase limit of $1,550 million, with the opportunity to exercise an accordion feature that permits increases in the purchase limit up to an aggregate commitment of $1,850 million, subject to customary conditions, and a maturity date of February 28, 2028. The Receivables Facility has a weighted average interest rate spread of 1.05% and a commitment fee of 0.45%.
As of December 31, 2025 and 2024, accounts receivable eligible for securitization totaled $2,310.1 million and $1,976.3 million, respectively. The Consolidated Balance Sheets as of December 31, 2025 and 2024 include $1,300.0 million and $1,450.0 million, respectively, of senior undivided interests in accounts receivable balances sold to third parties, as well as borrowings for equal amounts. At December 31, 2025, the interest rate for this facility was approximately 4.98%.
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
On February 28, 2025, Wesco Distribution amended its Receivables Facility pursuant to the terms and conditions of a Ninth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Ninth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator. The Ninth Receivables Amendment modified the receivables purchase agreement originally entered into on June 22, 2020. The Ninth Receivables Amendment, among other things, extended the scheduled termination date of the Receivables Facility to February 28, 2028, and removed the credit spread adjustment applicable to term SOFR investments. No other material terms were changed.
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
As of December 31, 2025, the Revolving Credit Facility has revolving commitments of $1,725 million, a letter of credit sub-facility of up to $200 million, an accordion feature allowing Wesco Distribution to request increases to the borrowing commitments under the Revolving Credit Facility of up to $500 million in the aggregate, subject to customary conditions, and a sub-facility for loans denominated in Canadian dollars of $625 million. The Revolving Credit Facility has a maturity date of February 28, 2030, and permits the Company to declare and pay an aggregate amount of common stock dividends of up to $125 million per year or higher under certain conditions. The applicable interest rate for borrowings under the Revolving Credit Facility, as amended, includes interest rate spreads based on available borrowing capacity that range from 1.25% to 1.50% for SOFR-based borrowings and from 0.25% to 0.50% for prime rate-based borrowings. At December 31, 2025, the weighted average interest rate for this facility was approximately 4.36%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

During 2025, Wesco borrowed $5,103.7 million under the Revolving Credit Facility and made repayments in the aggregate amount of $5,048.9 million. During 2024, aggregate borrowings and repayments under the Revolving Credit Facility were $3,411.0 million and $3,839.0 million, respectively. Wesco had $1,107.9 million available under the Revolving Credit Facility at December 31, 2025, after giving effect to outstanding letters of credit and certain borrowings under the Company’s international lines of credit, as compared to $1,170.4 million available under the Revolving Credit Facility at December 31, 2024, after giving effect to outstanding letters of credit and certain borrowings under the Company’s international lines of credit.
On February 28, 2025, Wesco Distribution amended its Revolving Credit Facility pursuant to the terms and conditions of the Seventh Amendment to Fourth Amended and Restated Credit Agreement (the “Seventh Revolver Amendment”), by and among Wesco Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, Wesco, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Seventh Revolver Amendment amended the revolving credit agreement originally entered into on June 22, 2020, to, among other things, (i) extend the maturity date of the Revolving Credit Facility to February 28, 2030, (ii) increase the capacity to request increases in the revolving commitments under the Revolving Credit Facility from $450 million to $500 million, (iii) increase certain negative covenant baskets, and (iv) remove the credit spread adjustment applicable to term SOFR and daily simple SOFR loans. No other material terms were changed.
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
5.500% Senior Notes due 2023
6.000% Senior Notes due 2025
On April 30, 2020, in connection with the merger with Anixter, Wesco Distribution commenced offers to purchase for cash (each, a “Wesco Tender Offer” and, together the “Wesco Tender Offers”) any and all of Anixter Inc.’s outstanding (i) $350.0 million aggregate principal amount of 5.500% Senior Notes due 2023 (the “Anixter 2023 Senior Notes”) and (ii) $250.0 million aggregate principal amount of 6.000% Senior Notes due 2025 (the “Anixter 2025 Senior Notes” and, together with the Anixter 2023 Senior Notes, the “Anixter Senior Notes”). The Anixter 2023 Senior Notes matured on March 1, 2023, on which date Wesco Distribution repaid the $58.6 million aggregate principal amount of its Anixter 2023 Senior Notes plus accrued interest up to, but not including, the maturity date. The repayment was funded with borrowings under the Company’s Revolving Credit Facility and had no impact on the Company’s results of operations. The Anixter 2025 Senior Notes matured on December 1, 2025, on which date Wesco Distribution repaid the $4.2 million aggregate principle amount of its Anixter 2025 Senior Notes plus accrued interest up to, but not including, the maturity date. The repayment was funded with available cash and had no impact on the Company's results of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The 2033 Notes were issued pursuant to, and are governed by, an indenture (the “2033 Notes Indenture”), dated as of March 6, 2025, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2033 Notes and related guarantees were issued in a private transaction exempt from the Securities Act, and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.
The Company used the net proceeds from the issuance of the 2033 Notes to redeem all of the Company’s outstanding 10.625% Series A Fixed-Rate Reset Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) and all of the related depositary shares representing fractional interests in the Series A Preferred Stock in June 2025 and to repay a portion of the amounts outstanding under the Revolving Credit Facility.
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
Debt Issuance Costs
Wesco capitalizes certain costs associated with the issuance of debt and such costs are amortized over the term of the respective debt instrument on a straight-line basis. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct reduction to the carrying amount of the related debt liability. Upon prepayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. As of December 31, 2025 and 2024, unamortized debt issuance costs of $44.9 million and $42.8 million were recorded in the Consolidated Balance Sheets, respectively.

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
The 2025 and 2028 Notes Indenture, the 2029 and 2032 Notes Indenture and the 2033 Notes Indenture (collectively, the “Indentures”) contain certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions or sell certain assets or merge or consolidate with or into other companies, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2028 Notes, the 2029 and 2032 Notes, or the 2033 Notes receiving investment grade credit ratings.
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
Wesco was in compliance with all financial covenants contained in its debt agreements as of December 31, 2025.
The following table sets forth the aggregate principal repayment requirements for all indebtedness for the next five years and thereafter, as of December 31, 2025:

(In millions)
2026	$25.0
2027	15.6
2028	2,639.5
2029	910.3
2030	586.9
Thereafter	1,652.1
Total payments on debt	5,829.4
Debt discount	(3.1)
Total debt	$5,826.3

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
Series A Preferred Stock
The Company’s Board of Directors authorized 25,000 shares of Series A Preferred Stock, with a liquidation preference of $25,000 per whole preferred share and a par value of $0.01 per share. Depositary shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, were registered under the Securities Act. The Company had issued 21,611,534 depositary shares, representing an interest in approximately 21,612 shares of Series A Preferred Stock.
Holders of shares of the Series A Preferred Stock were entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative cash dividends at an initial rate of 10.625% per annum of the $25,000 liquidation preference per share.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Holders of the Series A Preferred Stock had limited voting rights, including the right to elect two directors to the Board of Directors of the Company in the event dividends on the Series A Preferred Stock remain unpaid for the equivalent of six or more full quarterly dividend periods.
Holders of the Series A Preferred Stock were not entitled to convert or exchange their shares of Series A Preferred stock into shares of any of Wesco’s other classes or series of stock or into any other security of Wesco (other than upon a change of control involving the issuance of additional shares of common stock or other change of control transaction, in each case, approved by holders of common stock).
The Series A Preferred Stock had no stated maturity and was not subject to any sinking fund, retirement fund or purchase fund or any other obligation of Wesco to redeem, repurchase or retire the Series A Preferred Stock. As of June 22, 2025, Wesco redeemed all outstanding shares of its Series A Preferred Stock, as described further below under “Series A Preferred Stock Redemption.” There are no shares outstanding as of December 31, 2025.
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
Certain of the Company’s credit agreements place limits on the Company’s ability to declare or pay dividends and repurchase common stock. These restrictions are based on availability, as defined in the respective credit agreements, as well as Wesco’s compliance with certain fixed charge coverage tests. At December 31, 2025 and 2024, no dividends had been declared that remained unpaid and, therefore, no retained earnings were reserved for dividend payments.
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
During the year ended December 31, 2025, the Company entered into spot repurchase transactions through brokers to purchase 419,570 shares of its common stock in the open market for cash totaling $75.2 million, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the year ended December 31, 2024, the Company entered into spot repurchase transactions through a broker to purchase 2,424,488 shares of its common stock totaling $428.8 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the year ended December 31, 2023, the Company entered into spot repurchase transactions through a broker to purchase 504,335 shares of its common stock in the open market for cash totaling $75.0 million. Wesco funded the repurchases with available cash and borrowings under its revolving credit facility. These repurchases were made within the limits described above.
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
As of June 22, 2025, the Company redeemed all 21,612 outstanding shares of its Series A Preferred Stock, and the related depositary shares, each representing 1/1,000th of one share of Series A Preferred Stock, at a redemption price of $25,000 per share, for a total payment of $540.3 million. The Company recognized a $32.9 million gain from the redemption as income attributable to common stockholders. As described in Note 9, “Debt”, Wesco funded the redemption with the net proceeds from the March 2025 issuance of the 2033 Notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. During the years ended December 31, 2025, 2024 and 2023, the Board of Directors declared and the Company paid quarterly cash dividends totaling $88.4 million, $81.5 million and $76.6 million, respectively, to common stockholders.
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount per Share	Dividend Payment
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1	million
May 29, 2025	June 13, 2025	June 30, 2025	$0.454	$22.1	million
August 28, 2025	September 12, 2025	September 30, 2025	$0.454	$22.1	million
December 1, 2025	December 12, 2025	December 31, 2025	$0.454	$22.1	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount per Share	Dividend Payment
February 29, 2024	March 15, 2024	March 29, 2024	$0.413	$20.9	million
May 30, 2024	June 14, 2024	June 28, 2024	$0.413	$20.3	million
August 29, 2024	September 13, 2024	September 30, 2024	$0.413	$20.2	million
December 2, 2024	December 13, 2024	December 31, 2024	$0.413	$20.1	million
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount per Share	Dividend Payment
March 3, 2023	March 15, 2023	March 31, 2023	$0.375	$19.2	million
June 1, 2023	June 15, 2023	June 30, 2023	$0.375	$19.2	million
August 31, 2023	September 15, 2023	September 29, 2023	$0.375	$19.1	million
November 30, 2023	December 15, 2023	December 29, 2023	$0.375	$19.1	million
During the year ended December 31, 2025, the Company's Board of Directors declared and the Company paid cash dividends relating to its Series A Preferred Stock totaling $27.3 million. As a result of the redemption, for the second quarter of 2025, the dividend rate per depositary share was prorated to $0.598, compared to the dividend rate of $0.664 for the first quarter of 2025. During the years ended December 31, 2024 and 2023, the Company’s Board of Directors declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $57.4 million each year.
11. INCOME TAXES
The following table sets forth the components of income before income taxes by jurisdiction:

	Year Ended December 31,
	2025	2024	2023
		(In millions)
United States	$625.2	$713.7	$739.4
Foreign	230.7	237.3	252.6
Income before income taxes	$855.9	$951.0	$992.0

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
		(In millions)
Current income taxes:
U.S. federal	$85.8	$150.2	$124.8
State	38.6	41.5	34.6
Foreign	81.6	79.8	74.4
Total current income taxes	206.0	271.5	233.8
Deferred income taxes:
U.S. federal	9.3	(22.8)	(1.0)
State	2.6	(5.0)	2.7
Foreign	(4.5)	(12.1)	(9.6)
Total deferred income taxes	7.4	(39.9)	(7.9)
Provision for income taxes	$213.4	$231.6	$225.9
The following table sets forth the reconciliation of the tax provision at the U.S. federal statutory income tax rate to income tax expense and the effective tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	(In millions)

U.S. federal statutory tax rate	$179.7	21.0%
State and local income taxes, net of federal income tax effect(1)	33.1	3.9
Foreign tax effects:
Canada:
Provincial income taxes	10.5	1.2
Statutory tax rate difference between Canada and United States	(9.2)	(1.1)
Other	(1.7)	(0.2)
Ireland	12.0	1.4
Other foreign jurisdictions	17.2	2.0
Effect of cross-border tax laws:
Foreign-derived intangible income	(11.7)	(1.4)
Global intangible low-taxed income	20.6	2.4
Other	3.0	0.3
Tax credits:
Foreign tax credits	(32.4)	(3.8)
Other	(11.1)	(1.3)
Changes in valuation allowances	6.2	0.7
Nontaxable or nondeductible items(2)	1.7	0.2
Changes in unrecognized tax benefits	(5.5)	(0.6)
Other	1.0	0.2
Provision for income taxes and effective tax rate	$213.4	24.9%
(1) State taxes in California, Pennsylvania, Oregon, Virginia, Florida, New York State, and Georgia made up the majority (greater than 50 percent) of the tax effect in this category.
(2) The Nontaxable or Nondeductible Items category includes the tax impact of share-based payments under ASC 718, Compensation—Stock Compensation, and non-deductible executive compensation under IRC Section 162(m). The net tax impact of these items for the year ended December 31, 2025 was a $2.6 million reduction in income tax expense (a 0.3% reduction in effective tax rate).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth the reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.9	3.0
Tax effect of intercompany financing	(1.0)	(0.9)
Change in valuation allowance	1.0	(0.9)
Tax effect of foreign income	1.0	1.1
Other	(0.5)	(0.5)
Effective tax rate	24.4%	22.8%
The following table sets forth the components of income taxes paid (net of refunds received) by jurisdiction for the year ended December 31, 2025:

(In millions)
U.S. federal(1)	$113.6
U.S. state and local:
U.S. state and local - other(2)	37.4
Total U.S. state and local	37.4
Foreign:
Canada - federal	25.6
Foreign - other(2)	61.2
Total foreign	86.8
Income taxes paid (net of refunds received)	$237.8
(1) U.S. federal income taxes paid (net of refunds received) includes amounts to purchase transferable clean energy tax credits.
(2) The amount of income taxes paid (net of refunds received) to respective individual jurisdiction(s) during the year do not meet the 5% disaggregation threshold.
During the year ended December 31, 2025, the Company purchased $95.2 million of transferable clean energy tax credits. The Company used $91.1 million of these tax credits to reduce its 2024 U.S. federal income tax liability and $4.1 million to reduce its 2025 U.S. federal income tax liability.
The One Big Beautiful Bill Act (“OBBBA”), enacted into law on July 4, 2025, introduced significant changes to the U.S. federal income tax laws. The OBBBA made permanent certain expiring provisions of the TCJA and modified other provisions of the TCJA, as well as the Inflation Reduction Act of 2022 (the “IRA”). These changes included the permanent extension of 100% “bonus” depreciation for certain property, the permanent restoration of the tax-basis EBITDA-based limitation on the deductibility of business interest expense subject to certain modifications to the computation of tax-basis EBITDA, and the immediate expensing of qualified domestic research and development expenses. The OBBBA also made permanent, with certain modifications, certain TCJA provisions concerning the current taxation of income from international operations. The OBBBA contained various effective dates with certain provisions becoming effective in 2025 and others in 2026 and beyond. The Company has reflected the estimated impact of the OBBBA on current and deferred income taxes in its Consolidated Balance Sheets.
The corporate alternative minimum tax (“CAMT”) was enacted as part of the IRA. The CAMT imposes a minimum tax of 15% on the adjusted financial statement income (“AFSI”) of “applicable corporations” (i.e., those with average annual AFSI over a three-year period in excess of $1 billion). CAMT is effective for tax years beginning after December 31, 2022. The Company currently expects to be treated as an applicable corporation for the year ended December 31, 2025. However, the Company does not expect to incur any CAMT liability in 2025. Consequently, no additional tax provision has been recorded. The Company was not an applicable corporation subject to CAMT for the years ended December 31, 2024 and 2023.
The undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2,109.2 million as of December 31, 2025. Most of these earnings have been taxed in the U.S. under either the one-time transition tax or the GILTI tax regime imposed by the TCJA. Wesco has elected to pay the transition tax in installments over an eight-year period ending in 2026. As of December 31, 2025, the Company’s remaining liability for the transition tax was $13.7 million, which is recorded

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
as a component of other current liabilities in the Consolidated Balance Sheet. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested. The distribution of earnings by Wesco’s foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. The Company estimates that additional taxes of approximately $116.6 million would be payable upon the remittance of all previously undistributed foreign earnings as of December 31, 2025, based upon the laws in effect on that date. The Company believes that it is able to maintain sufficient liquidity for its domestic operations and commitments without repatriating cash from Wesco’s foreign subsidiaries.
The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2025		2024
		(In millions)
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$23.6	$—	$22.4	$—
Inventories	53.0	—	50.7	—
Depreciation of property, buildings and equipment	—	12.9	—	20.9
Operating leases	252.2	241.0	210.1	200.3
Amortization of intangible assets	—	540.2	—	545.9
Employee benefits	31.5	—	27.8	—
Stock-based compensation	9.3	—	8.8	—
Disallowed business interest expense	3.7	—	4.8	—
Loss carryforwards	41.4	—	35.6	—
Foreign tax credit carryforwards	29.9	—	41.0	—
Other	24.0	8.1	33.2	8.4
Deferred income taxes before valuation allowance	468.6	802.2	434.4	775.5
Valuation allowance	(47.9)	—	(32.6)	—
Total deferred income taxes	$420.7	$802.2	$401.8	$775.5
Wesco had deferred tax assets of $37.3 million and $31.7 million as of December 31, 2025 and 2024, respectively, related to foreign loss carryforwards. These loss carryforwards expire beginning in 2026 through 2043, while some may be carried forward indefinitely. The Company has determined that certain foreign loss carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $21.4 million and $19.5 million against deferred tax assets related to certain foreign loss carryforwards as of December 31, 2025 and 2024, respectively. Additionally, these foreign jurisdictions had deferred tax assets of $9.5 million and $6.6 million as of December 31, 2025 and 2024, respectively, related to other future deductible temporary differences. The Company has recorded a full valuation allowance against these amounts as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, Wesco had deferred tax assets of $4.1 million and $3.9 million, respectively, related to state net operating loss carryforwards. These net operating loss carryforwards expire beginning in 2026 through 2044, while some may be carried forward indefinitely. The Company has determined that certain state net operating loss carryforwards will not be realized. Accordingly, the Company has recorded a valuation allowance of $4.1 million and $0.9 million against deferred tax assets related to certain state net operating loss carryforwards as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, Wesco had deferred tax assets of $3.7 million and $4.8 million, respectively, in certain foreign and state jurisdictions related to disallowed business interest expense. The carryforward period for disallowed business interest expense is indefinite. The Company has determined that disallowed business interest expense carryforwards for certain jurisdictions will not be realized. Accordingly, the Company has recorded a valuation allowance of $2.0 million and $0.8 million against deferred tax assets related to disallowed business interest expense carryforwards in these jurisdictions as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, Wesco had deferred tax assets of $29.9 million and $41.0 million, respectively, related to foreign tax credit carryforwards. The foreign tax credit carryforwards expire beginning in 2026 through 2035. The Company has determined that certain foreign tax credit carryforwards will not be realized before they expire. Accordingly, the Company has recorded a valuation allowance of $11.0 million and $4.8 million against these deferred tax assets as of December 31, 2025 and 2024, respectively. Wesco’s ability to realize its deferred tax assets related to foreign tax credit carryforwards may be impacted by U.S. tax legislation, our ability to generate sufficient foreign source taxable income, and tax planning strategies

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
that the Company may implement. The impact of these items, if any, on Wesco’s assessment of the realizability of these deferred tax assets will be recorded as a discrete item in the period in which the Company’s assessment changes.
The Company is under examination by tax authorities in various jurisdictions and remains subject to examination until the applicable statutes of limitation expire. The statutes of limitation for the material jurisdictions in which the Company files income tax returns remain open as follows:

U.S. — federal	2022 and forward
U.S. — material states	2021 and forward
Canada	2012 and forward
U.K.	2020 and forward
Australia	2018 and forward
Ireland	2021 and forward
The following table sets forth the reconciliation of gross unrecognized tax benefits:

	As of December 31,
	2025	2024	2023
	(In millions)
Beginning balance January 1	$131.2	$121.3	$109.3
Additions for current year tax positions	25.3	20.5	29.2
Additions for prior year tax positions	4.3	9.1	6.6
Additions for acquired tax positions	—	—	0.9
Reductions for prior year tax positions	(17.3)	(2.2)	(6.7)
Settlements	(0.3)	—	(2.5)
Lapse in statute of limitations	(8.3)	(13.0)	(15.8)
Foreign currency exchange rate changes	3.2	(4.5)	0.3
Ending balance December 31	$138.1	$131.2	$121.3
The amount of unrecognized tax benefits that would affect the effective tax rate if recognized in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 were $25.9 million, $36.8 million, and $40.1 million, respectively.
The Company classifies interest related to unrecognized tax benefits as a component of interest expense, net in the Consolidated Statements of Income and Comprehensive Income. The Company recognized net interest expense on unrecognized tax benefits of $10.7 million for the year ended December 31, 2025. The Company recognized net interest income on unrecognized tax benefits of $1.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025 and 2024, Wesco had a liability of $23.1 million and $7.7 million, respectively, for interest expense related to unrecognized tax benefits. The Company classifies penalties related to unrecognized tax benefits as part of income tax expense. Penalties recorded in income tax expense for the years ended December 31, 2025, 2024 and 2023 were immaterial. As of December 31, 2025 and 2024, Wesco had a liability of $4.2 million and $3.7 million, respectively, for penalties related to unrecognized tax benefits.
In October 2021, one of the Company’s Mexican affiliates received a tax assessment from the Mexican tax authorities in the amount of approximately $26.0 million related to its 2012 income tax return. This amount, updated for adjustments required under Mexican law, was approximately $33.4 million as of December 31, 2025. The Company believes the assessment is without merit and has filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice. The Company expects to prevail in this litigation and, accordingly, has not recognized a liability for this assessment in its consolidated financial statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
In July 2022, one of the Company’s Canadian affiliates received tax assessments from the Canada Revenue Agency (“CRA”) totaling approximately $11.0 million, including tax and interest, related to its 2012 through 2014 income tax returns. The Company’s Canadian affiliate subsequently received a related penalty assessment of approximately $2.7 million in May 2023. The assessments totaled approximately $20.3 million in the aggregate, including additional interest updated through December 31, 2025. The Company believes these assessments are without merit and has appealed to the Tax Court of Canada. The Company expects to prevail in the courts and, therefore, has not recognized a liability for these assessments in its consolidated financial statements. The CRA continues to audit the 2015 through 2019 tax years of Wesco’s Canadian affiliates and the Company expects to eventually receive similar assessments for these tax years.
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
The following table sets forth the details of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
(In millions, except per share data)
Net income attributable to WESCO International, Inc.	$640.2	$717.6	$765.5
Plus: Gain on redemption of Series A Preferred Stock	32.9	—	—
Less: Preferred stock dividends	27.3	57.4	57.4
Net income attributable to common stockholders	$645.8	$660.2	$708.1
Weighted-average common shares outstanding used in computing basic earnings per share	48.7	49.8	51.1
Common shares issuable upon exercise of dilutive equity awards	0.8	0.8	1.2
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.5	50.6	52.3
Earnings per share attributable to common stockholders
Basic	$13.26	$13.26	$13.86
Diluted	$13.05	$13.05	$13.54
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the years ended December 31, 2025, 2024, and 2023, there were approximately 0.1 million, 0.2 million and 0.2 million antidilutive stock-based awards, respectively.
13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
Wesco Distribution sponsors a defined contribution retirement savings plan for the majority of its U.S. employees and all of the non-union and eligible union U.S. employees of Anixter Inc. (the “WESCO Distribution, Inc. Retirement Savings Plan”), which provides employer matching contributions. Contributions are made in cash and employees have the option to transfer balances allocated to their accounts into any of the available investment options. The WESCO Distribution, Inc. Retirement Savings plan provides an employer matching contribution equal to 100% of a participant’s eligible elective deferrals up to 3% of the participant’s eligible compensation and 50% of the next 4% of eligible compensation.
WESCO Distribution Canada LP, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan covering eligible unions, full-time employees of WESCO Distribution Canada LP and part-time employees meeting certain eligibility requirements, as well as certain employees of Anixter Canada Inc, Anixter Power Solutions Canada Inc, and EECOL Electric Corp (the “Wesco Canadian Defined Contribution Plan”). The Wesco Canadian Defined Contribution Plan provides a core employer contribution of 3% of a participant’s eligible compensation, plus a matching contribution equal to 50% of a participant’s elective contributions up to 4% of eligible compensation (for a maximum total employer contribution equal to 5%).

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Wesco incurred charges of $77.3 million, $74.4 million, and $73.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, for all defined contribution plans.
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
The Company terminated the Anixter Inc. Pension Plan effective December 31, 2022. As the Anixter Inc. Pension Plan had previously been frozen, its termination did not result in any curtailment gain or loss for the years ended December 31, 2023 or 2022. The benefit obligation associated with this plan was partially settled during 2023 by making lump sum cash payments to participants totaling $110.9 million and the Company recognized settlement cost of $4.7 million.
On February 12, 2024, the remaining benefit obligation of the Anixter Inc. Pension Plan was settled through the purchase of single premium annuity contracts for total cash of $138.8 million. The purchase was funded entirely by the assets of the plan.
The final settlement of the Anixter Inc. Pension Plan triggered a remeasurement of the related plan benefit obligations and assets as of February 29, 2024. The net effect of the plan remeasurement was a reduction of $33.6 million to the net funded status of the plan, which represented an excess plan asset reversion, and was accounted for as a negative employer contribution. During the year ended December 31, 2024, the Company used $8.9 million of the excess pension plan assets to fund certain of the Company’s matching contributions to the defined contribution plan in the U.S. During the fourth quarter of 2024, the remaining assets of $24.6 million were transferred to the Company in cash, $13.5 million of which was used to fund employer contributions to the defined benefit plan in the U.K. Additionally, the Company incurred excise taxes of $4.9 million resulting from the excess plan asset reversion, which were recorded as a component of selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income during the year ended December 31, 2024 and were included in other current liabilities in the Consolidated Balance Sheet as of December 31, 2024.
During the year ended December 31, 2024, the Company recognized settlement costs of $2.5 million to recognize unrealized losses previously reported as a component of other comprehensive income (loss) related to the benefit obligation of the Anixter Inc. Pension Plan.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the changes in benefit obligations, plan assets and funded status for the defined benefit plans:

	Domestic Plan		Foreign Plans		Total
(In millions)	2025	2024	2025	2024	2025	2024
Change in Projected Benefit Obligation
Beginning balance	$—	$147.5	$274.1	$309.1	$274.1	$456.6
Service cost	—	—	1.7	1.9	1.7	1.9
Interest cost	—	1.1	13.4	13.1	13.4	14.2
Participant contributions	—	—	—	0.1	—	0.1
Actuarial (gain) loss, including assumption changes	—	(4.0)	(8.4)	(20.1)	(8.4)	(24.1)
Benefits paid from plan assets	—	(5.8)	(10.6)	(11.6)	(10.6)	(17.4)
Benefits paid from Company assets	—	—	(0.3)	(0.4)	(0.3)	(0.4)
Curtailment	—	—	—	(0.2)	—	(0.2)
Settlement	—	(138.8)	—	(0.8)	—	(139.6)
Foreign currency exchange rate changes	—	—	18.1	(17.0)	18.1	(17.0)
Ending balance	$—	$—	$288.0	$274.1	$288.0	$274.1

Change in Plan Assets at Fair Value
Beginning balance	$—	$178.1	$294.5	$295.7	$294.5	$473.8
Actual return on plan assets	—	(2.8)	8.3	9.6	8.3	6.8
Participant contributions	—	—	—	0.1	—	0.1
Employer contributions (reversion)	—	(33.6)	9.5	20.0	9.5	(13.6)
Benefits paid	—	(5.8)	(10.9)	(12.0)	(10.9)	(17.8)
Settlement	—	(138.8)	—	(0.8)	—	(139.6)
Foreign currency exchange rate changes and other	—	2.9	19.5	(18.1)	19.5	(15.2)
Ending balance	$—	$—	$320.9	$294.5	$320.9	$294.5

Funded Status	$—	$—	$32.9	$20.4	$32.9	$20.4

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$—	$—	$37.2	$30.8	$37.2	$30.8
Other current liabilities	—	—	(0.3)	(0.4)	(0.3)	(0.4)
Other noncurrent liabilities	—	—	(4.0)	(10.0)	(4.0)	(10.0)
Net amount recognized	$—	$—	$32.9	$20.4	$32.9	$20.4

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	n/a	n/a	5.0%	4.8%	5.0%	4.8%
Rate of compensation increase	n/a	n/a	3.2%	3.2%	3.2%	3.2%
The measurement date for all plans is December 31st. Accordingly, at the end of each year, the Company determines the discount rate to measure the plan liabilities at their present value. The discount rate reflects the current rate at which the pension liabilities could effectively be settled at the measurement date. This rate was estimated at the end of 2025 and 2024 using a yield curve based on corporate bond data, which the Company concluded was consistent with observable market conditions and industry standards for developing spot rate curves.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company had four plans at December 31, 2025 and seven plans at December 31, 2024 for which the projected benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate projected benefit obligation was $6.5 million and $31.5 million, respectively, and the aggregate fair value of plan assets was $2.3 million and $21.1 million, respectively.
At December 31, 2025, the Company had an accumulated benefit obligation of $283.7 million for the Foreign Plans. At December 31, 2024 the Company had no remaining accumulated benefit obligation for the Domestic Plan and an accumulated benefit obligation of $268.1 million for the Foreign Plans. The Company had four plans at December 31, 2025 and six plans at December 31, 2024 for which the accumulated benefit obligation was in excess of the fair value of plan assets. For these plans, the aggregate accumulated benefit obligation was $6.1 million and $15.3 million, respectively, and the aggregate fair value of plan assets was $2.3 million and $7.4 million, respectively.
The following tables set forth the components of net periodic pension cost (benefit) for the Company’s defined benefit plans:

	Domestic Plan			Foreign Plans			Total
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of Net Periodic Pension Cost (Benefit)
Service cost	$—	$—	$—	$1.7	$1.9	$4.7	$1.7	$1.9	$4.7
Interest cost	—	1.1	10.4	13.4	13.1	12.9	13.4	14.2	23.3
Expected return on plan assets	—	(0.3)	(9.6)	(15.5)	(13.7)	(14.0)	(15.5)	(14.0)	(23.6)
Recognized actuarial loss	—	—	—	(1.2)	(0.5)	(2.3)	(1.2)	(0.5)	(2.3)
Curtailment	—	—	—	—	(0.2)	—	—	(0.2)	—
Settlement	—	2.5	4.7	—	(0.4)	(1.9)	—	2.1	2.8
Net periodic pension cost (benefit)	$—	$3.3	$5.5	$(1.6)	$0.2	$(0.6)	$(1.6)	$3.5	$4.9
Service cost is reported as a component of selling, general and administrative expenses. The other components of net periodic pension cost (benefit) totaling net benefits of $3.3 million for the year ended December 31, 2025, and net costs of $1.6 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, are presented as components of other non-operating (income) expense (“other (income) expense, net”).
The following weighted-average actuarial assumptions were used to determine net periodic pension cost (benefit):

	Domestic Plan			Foreign Plans			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	n/a	4.5%	4.4%	4.8%	4.4%	4.8%	4.8%	4.4%	4.6%
Expected return on plan assets	n/a	4.5%	4.8%	5.3%	5.1%	5.5%	5.3%	4.8%	5.1%
Rate of compensation increase	n/a	n/a	n/a	3.2%	3.3%	3.4%	3.2%	3.3%	3.4%
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the invested assets and future assets to be invested to provide for the benefits included in the projected benefit obligation. The Company uses historical plan asset returns combined with current market conditions to estimate the rate of return.
As a result of the combined effect of valuation changes in both the equity and bond markets, the plan assets produced an actual gain of 2.7% in 2025. The difference between the expected return and actual return on plan assets is amortized into expense over the service lives of the plan participants. These amounts are reflected on the balance sheet through charges to accumulated other comprehensive (income) loss.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the changes and the end of year components of accumulated other comprehensive (income) loss for the defined benefit plans:

	Year Ended December 31,
(In millions)	2025	2024
Changes to Balance:
Beginning balance, before tax effect	$(41.5)	$(22.5)
Prior service credit recognized in current year due to curtailment	—	0.1
Net actuarial gain arising in current year	(1.3)	(17.0)
Recognized actuarial loss	1.3	0.5
Curtailment	—	0.2
Settlement	—	(2.1)
Foreign currency exchange rate changes	(3.1)	(0.7)
Ending balance, before tax effect	$(44.6)	$(41.5)

	As of December 31,
(In millions)	2025	2024
Components of Balance:
Prior service credit	$(0.1)	$(0.1)
Net actuarial gain	(44.5)	(41.4)
Ending balance, before tax effect	(44.6)	(41.5)
Tax effect	11.2	8.5
Ending balance, after tax effect	$(33.4)	$(33.0)
The following benefit payments, which reflect expected future service, are expected to be paid as follows for the Foreign Plans:

For the year ending December 31,	(In millions)
2026	$12.0
2027	11.7
2028	15.5
2029	16.1
2030	16.7
2031 to 2035	96.1
The Company expects to contribute approximately $6.6 million to its Foreign Plans in 2026.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The asset mixes and the asset allocation guidelines for the Foreign Plans are summarized as follows:

	Foreign Plans
		Allocation Guidelines
	December 31, 2025	Min	Target	Max
Equities	15.8%	—%	16%	15%
Debt securities:
Domestic treasuries	0.7	—	1	—
Corporate bonds	3.0	1	3	35
Pooled investment funds and other	69.3	40	69	90
Total debt securities	73.0		73
Property/real estate	1.7	—	1	6
Insurance products	8.8	9	9	9
Other	0.7	—	1	13
	100.0%		100%

	Foreign Plans
		Allocation Guidelines
	December 31, 2024	Min	Target	Max
Equities	17.6%	—%	19%	44%
Debt securities:
Domestic treasuries	0.7	—	1	—
Corporate bonds	3.3	1	3	25
Pooled investment funds and other	66.8	37	66	92
Total debt securities	70.8		70
Property/real estate	3.7	—	3	9
Insurance products	7.3	7	7	7
Other	0.6	—	1	8
	100.0%		100%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following tables set forth the fair value of assets by asset category for the Foreign Plans:

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	NAV (1)	Total
Foreign Plans
Equities	$—	$—	$—	$50.5	$50.5
Debt securities:
Domestic treasuries	—	—	—	2.4	2.4
Corporate bonds	—	—	—	9.5	9.5
Pooled investment funds and other	—	—	—	222.5	222.5
Property/real estate	—	—	—	5.4	5.4
Insurance products	—	28.2	—	—	28.2
Other	2.4	—	—	—	2.4
Total investments in Foreign Plans	$2.4	$28.2	$—	$290.3	$320.9
(1)     Investments measured at fair value using the net asset value (“NAV”) per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.

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
(1)     Investments measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. The amounts presented in the table above are intended to reconcile the fair value hierarchy to the total fair value of plan assets.
The assets of the Foreign Plans are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level of any input that is significant to the measurement of fair value. Investments for which fair value is measured using the net asset value per share practical expedient are not classified in the fair value hierarchy. The majority of pension assets are comprised of common/collective/pool funds (i.e., mutual funds). These funds are valued at the net asset value of shares held in the underlying funds.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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
The maximum number of shares of the Company’s common stock that may be granted pursuant to awards under the 2021 Plan is 2,150,000, less any shares issued under the 1999 Plan between March 31, 2021 and May 27, 2021. If any award granted under the 2021 Plan is forfeited, terminates, expires or lapses instead of being exercised, or is settled for cash, the shares subject to such award will again be available for grant under the 2021 Plan. Shares delivered by participants or withheld by the Company to pay all or a portion of the exercise price or withholding taxes with respect to stock option or stock appreciation right awards will not again be available for issuance. Shares delivered by participants or withheld by the Company to satisfy applicable tax withholding obligations with respect to restricted shares or restricted stock units will again be available for grant under the 2021 Plan. As of December 31, 2025, 1,330,662 shares of common stock were reserved under the 2021 Plan for future equity award grants.
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
Wesco recognized $40.5 million, $28.9 million and $48.1 million of non-cash stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in selling, general and administrative expenses for all such periods. As of December 31, 2025, there was $62.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
2026	$35.2
2027	23.2
2028	4.4

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The aggregate intrinsic value of awards exercised and vested during the years ended December 31, 2025, 2024, and 2023 was $95.1 million, $80.6 million, and $172.8 million, respectively. The gross income tax benefit associated with the exercise of stock-based awards totaled $22.2 million, $19.1 million, and $40.8 million in 2025, 2024, and 2023, respectively.
During the years ended December 31, 2025, 2024 and 2023, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Year Ended December 31,
	2025	2024	2023
Stock options granted	89,221	85,425	78,729
Weighted-average fair value	$76.72	$72.05	$76.69

Restricted stock units granted	241,523	249,757	177,659
Weighted-average fair value	$181.90	$158.78	$169.65

Performance-based awards granted	77,686	194,599	212,656
Weighted-average fair value	$191.64	$109.04	$87.04
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Year Ended December 31,
	2025	2024	2023
Risk free interest rate	4.1%	4.2%	4.1%
Expected life (in years)	5	5	5
Expected volatility	47%	55%	50%
Expected dividend yield	1.01%	1.09%	0.89%
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
The following table sets forth a summary of stock options and related information for the periods presented:

	Year Ended December 31,
	2025				2024		2023
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price	Awards	Weighted- Average Exercise Price
Beginning of year	234,814	$147.08			163,082	$144.51	87,347	$121.55
Granted	89,221	180.72			85,425	152.07	78,729	169.72
Exercised	(18,295)	137.43			(3,495)	128.40	(1,279)	122.09
Forfeited	(19,805)	169.76			(10,198)	154.32	(1,715)	148.67
End of year	285,935	156.62	7.4	$25.2	234,814	147.08	163,082	144.51
Exercisable at end of year	140,947	$142.88	6.3	$14.3	78,399	$136.60	28,411	$121.53
For the year ended December 31, 2025, the aggregate intrinsic value of stock options exercised during such period was $1.4 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the periods presented:

	Year Ended December 31,
	2025				2024		2023
	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)	Awards	Weighted-Average Exercise Price	Awards	Weighted-Average Exercise Price
Beginning of year	699,044	$58.90			818,284	$59.55	1,248,115	$62.02
Granted	—	—			—	—	—	—
Exercised	(287,285)	58.60			(118,513)	63.29	(428,500)	66.70
Forfeited	—	—			(727)	76.25	(1,331)	74.57
End of year	411,759	59.12	3.6	$76.4	699,044	58.90	818,284	59.55
Exercisable at end of year	411,759	$59.12	3.6	$76.4	699,044	$58.90	777,479	$58.64
For the year ended December 31, 2025, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $46.7 million.
The following table sets forth a summary of restricted stock units and related information for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	427,570	$149.84	407,613	$127.49	774,233	$73.79
Granted	241,523	181.90	249,757	158.78	177,659	169.65
Vested	(169,933)	145.81	(195,578)	115.66	(508,173)	59.72
Forfeited	(41,217)	176.08	(34,222)	141.98	(36,106)	137.28
Unvested at end of year	457,943	$165.89	427,570	$149.84	407,613	$127.49
The following table sets forth a summary of performance-based awards and related information for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value	Awards	Weighted-Average Fair Value
Unvested at beginning of year	214,517	$147.19	254,859	$115.15	335,329	$75.26
Granted	77,686	191.64	194,599	109.04	212,656	87.04
Vested	(75,189)	122.09	(223,042)	77.08	(289,394)	48.32
Forfeited	(22,379)	172.54	(11,899)	151.11	(3,732)	111.00
Unvested at end of year	194,635	$171.72	214,517	$147.19	254,859	$115.15

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
As of December 31, 2025, the Company had $59.9 million in outstanding letters of credit and guarantees.
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
As previously described in Note 2, “Accounting Policies,” the reportable segment information for the years ended December 31, 2024 and 2023 for the EES and CSS reportable segments has been recast to conform to the current year presentation.
The following is a description of each of the Company’s reportable segments and their business activities.
Electrical & Electronic Solutions
The EES segment serves customers in over 50 countries and supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. The EES product portfolio includes a broad range of electrical equipment and supplies, automation and connected devices (the “Internet of Things” or “IoT”), security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.
Communications & Security Solutions
The CSS segment serves customers in over 50 countries and is a global leader in data center, network infrastructure and security solutions. CSS sells directly to end-users or through an extensive network of channel partners, including data communications contractors, security and network integrators, professional audio/visual integrators, and systems integrators. Beyond its core portfolio, CSS provides a wide range of professional A/V, safety, facilities, and energy management solutions. The full CSS product portfolio is frequently coupled with services designed to enhance efficiency and productivity across all customer segments globally. These services include data center services, advisory, installation enhancement, project deployment, supply chain solutions, and management platforms.
Utility & Broadband Solutions
The UBS segment serves customers primarily in the U.S. and Canada and provides products and services to investor owned utilities, electric power cooperatives and municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and power cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. The UBS segment also offers a complete set of service solutions to improve customer supply chain efficiencies.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following tables present information about the Company’s reportable segments and reconcile adjusted EBITDA by segment, which is the Company’s measure of segment profit or loss, to income before income taxes on a consolidated basis for the periods presented:

	Year Ended December 31, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,955.5	$9,101.0	$5,454.4	$23,510.9
Less:
Cost of goods sold (excluding depreciation and amortization)	6,877.0	7,185.0	4,476.9	18,538.9
Selling, general and administrative payroll expenses(1)(3)	885.1	683.7	236.1	1,804.9
Other segment items(2)	475.8	432.9	178.6	1,087.3
Adjusted EBITDA	$717.6	$799.4	$562.8	$2,079.8
Adjusted EBITDA margin %	8.0%	8.8%	10.3%

Reconciliation of adjusted EBITDA
Depreciation and amortization				160.8
Other expense, net				77.8
Stock-based compensation expense(3)				11.2
Unallocated amounts (Corporate):
Selling, general and administrative expenses				638.0
Interest expense, net(4)				386.7
Depreciation and amortization				36.8
Other income, net				(87.4)
Income before income taxes				$855.9
(1) Selling, general and administrative payroll expenses includes salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily includes allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, real estate and personal property taxes, professional and consulting fees, supplies, and sales promotion expenses.

(3) Stock-based compensation expense is excluded from selling, general and administrative payroll expenses, as this is an adjustment to calculate adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2024
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,391.7	$7,692.1	$5,735.0	$21,818.8
Less:
Cost of goods sold (excluding depreciation and amortization)	6,401.0	6,035.2	4,670.0	17,106.2
Selling, general and administrative payroll expenses(1)(3)	842.1	626.6	244.9	1,713.6
Other segment items(2)	448.8	391.5	176.7	1,017.0
Adjusted EBITDA	$699.8	$638.8	$643.4	$1,982.0
Adjusted EBITDA margin %	8.3%	8.3%	11.2%

Reconciliation of adjusted EBITDA
Depreciation and amortization				146.8
Other income, net				(50.9)
Stock-based compensation expense(3)				14.1
Unallocated amounts (Corporate):
Selling, general and administrative expenses				561.5
Interest expense, net(4)				364.9
Depreciation and amortization				36.4
Other income, net				(41.8)
Income before income taxes				$951.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31, 2023
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$8,449.8	$7,312.7	$6,622.7	$22,385.2
Less:
Cost of goods sold (excluding depreciation and amortization)	6,455.7	5,645.1	5,440.7	17,541.5
Selling, general and administrative payroll expenses(1)(3)	861.0	605.2	275.5	1,741.7
Other segment items(2)	426.9	357.4	167.2	951.5
Adjusted EBITDA	$706.2	$705.0	$739.3	$2,150.5
Adjusted EBITDA margin %	8.4%	9.6%	11.2%

Reconciliation of adjusted EBITDA
Depreciation and amortization				140.0
Other expense, net				82.9
Stock-based compensation expense(3)				14.2
Unallocated amounts (Corporate):
Selling, general and administrative expenses				548.6
Interest expense, net(4)				389.3
Depreciation and amortization				41.3
Other income, net				(57.8)
Income before income taxes				$992.0
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
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.
The following table sets forth depreciation and amortization by reportable segment for the periods presented:

	Year Ended December 31,
(In millions)	2025	2024	2023
EES	$50.5	$46.4	$42.9
CSS	77.7	71.9	72.1
UBS	32.6	28.5	25.0
Reportable segments total	160.8	146.8	140.0
Corporate	36.8	36.4	41.3
Total	$197.6	$183.2	$181.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
The following table sets forth other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency exchange (gains) losses and the gain on the divestiture of the WIS business for the year ended December 31, 2024:

	Year Ended December 31,
(In millions)	2025	2024	2023
EES	$16.0	$9.1	$10.1
CSS	64.4	61.2	74.2
UBS	(2.6)	(121.2)	(1.4)
Reportable segments total	77.8	(50.9)	82.9
Corporate	(87.4)	(41.8)	(57.8)
Total	$(9.6)	$(92.7)	$25.1
The following table sets forth capital expenditures by reportable segment for the periods presented:

	Year Ended December 31,
(In millions)	2025	2024	2023
EES	$6.0	$4.5	$10.3
CSS	8.1	19.2	7.9
UBS	18.3	15.8	19.5
Reportable segments total	32.4	39.5	37.7
Corporate	67.4	55.2	54.6
Total	$99.8	$94.7	$92.3
The following table sets forth total assets by reportable segment for the periods presented:

	As of December 31,
(In millions)	2025	2024
EES	$4,860.8	$4,431.8
CSS	6,827.0	6,034.7
UBS	3,798.6	3,497.5
Reportable segments total	15,486.4	13,964.0
Corporate(1)	1,008.5	1,097.4
Total	$16,494.9	$15,061.4
(1)Total assets for Corporate primarily consist of cash and cash equivalents, deferred income taxes, property, buildings and equipment, capitalized cloud computing arrangement costs and pension assets.
The following table sets forth tangible long-lived assets, which include property, buildings and equipment, and operating lease assets, by geographic area:

	As of December 31,
	2025	2024
(In millions)
United States	$1,046.9	$893.9
Canada	167.3	177.5
Other International(1)	140.9	106.6
Total	$1,355.1	$1,178.0
(1)    No individual other international country’s tangible long-lived assets are material.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated framework in Internal Control — Integrated Framework (2013) (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013. Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the last fiscal quarter of 2025, there were no changes in the Company’s internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the last fiscal quarter of 2025, the Company continued its multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company concluded, as part of its evaluation described in the above paragraphs, that the current quarter developments have not materially affected, or are reasonably likely to materially affect, its internal control over financial reporting and will continue to make such an assessment throughout the implementation period.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our officers or Directors (as defined in Rule 16a‑1(f)) adopted, modified and/or terminated a “Rule 10b5‑1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Board of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
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
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our Directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is available at Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by Item 10 that relates to our Directors and executive officers, including the Audit Committee and its financial expert, required by this item, is incorporated by reference from the information appearing under the captions “Corporate Governance,” “Board and Committee Meetings” and “Security Ownership” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2025.
Item 11. Executive Compensation.
The information set forth under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the caption “Security Ownership” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,350,272	$51.19	1,330,662
Equity compensation plans not approved by security holders	—	—	—
Total	1,350,272	$51.19	1,330,662
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule.
The financial statements, financial statement schedule and exhibits listed below are filed as part of this annual report:
(a)(1) Financial Statements
The list of financial statements required by this item is set forth in Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
(b)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
2.1	Agreement and Plan of Merger, dated as of January 10, 2020, by and among WESCO International, Inc., Warrior Merger Sub, Inc. and Anixter International Inc.	Incorporated by reference to Exhibit 2.1 to Wesco’s Current Report on Form 8-K, dated January 13, 2020

3.1	Restated Certificate of Incorporation of WESCO International, Inc.	Incorporated by reference to Exhibit 3.2 to Wesco's Current Report on Form 8-K, dated July 16, 2025

3.2	Amended and Restated By-laws of WESCO International, Inc., effective July 16, 2025	Incorporated by reference to Exhibit 3.3 to Wesco’s Current Report on Form 8-K, dated July 16, 2025

4.1	Indenture, dated as of June 12, 2020, between WESCO International, Inc., WESCO Distribution, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.2	Form of 7.125% Senior Note due 2025	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.3	Form of 7.250% Senior Note due 2028	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated June 12, 2020

4.4
Deposit Agreement, dated as of June 19, 2020, among WESCO International, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as the Depositary, and the holders from time to time of the Depositary Receipts described therein
Incorporated by reference to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.5	Form of Depositary Receipt	Incorporated by reference to Exhibit A to Exhibit 4.2 to Wesco’s Registration Statement on Form 8-A, dated June 19, 2020

4.6	Indenture, dated as of March 7, 2024, among WESCO Distribution, Inc., WESCO International, Inc., Anixter, Inc., and U.S. Bank Trust Company, National Association, as Trustee	Incorporated by reference to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.7	Form of 6.375% Senior Note due 2029	Incorporated by reference to Exhibit A-1 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.8	Form of 6.625% Senior Note due 2032	Incorporated by reference to Exhibit A-2 to Exhibit 4.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

4.9	Indenture, dated as of March 6, 2025, among WESCO Distribution, Inc., WESCO International, Inc., Anixter, Inc., and U.S. Bank Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Wesco's Current Report on Form 8-K, dated March 6, 2025

4.10	Form of 6.375% Senior Note due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.9 hereto).	Incorporated by reference to Exhibit A to Exhibit 4.1 to Wesco's Current Report on Form 8-K, dated March 6, 2025

4.11	Description of WESCO International, Inc.’s securities	Filed herewith

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.1	1999 Deferred Compensation Plan for Non-Employee Directors, as amended and restated September 20, 2007	Incorporated by reference to Exhibit 10.5 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2011

10.2	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.7 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2011

10.3	Amended and Restated Employment Agreement, dated as of September 1, 2009, between WESCO International Inc. and John J. Engel	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	1999 Long-Term Incentive Plan, as restated effective as of May 30, 2013	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 16, 2013

10.5	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.33 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2014

10.6
Fourth Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2015, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various Purchaser Groups from time to time party thereto and PNC Bank, National Association, as Administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated September 24, 2015

10.7	Form of Director and Officer Indemnification Agreement, entered among WESCO International, Inc. and certain of its executive officers and directors listed on a schedule attached thereto	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2015

10.8	First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 18, 2015	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.9	Second Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 19, 2016	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.10	Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 10, 2016	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.11	Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2016	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.12	Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2017	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated November 8, 2017

10.13	Sixth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2017	Incorporated by reference to Exhibit 10.22 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.14	Form of Non-Employee Director Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.23 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.15	Form of Restricted Stock Unit Agreement for Employees	Incorporated by reference to Exhibit 10.24 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.16	Form of Stock Appreciation Rights Agreement for Employees	Incorporated by reference to Exhibit 10.25 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.17	Form of Notice of Performance Share Award Under the WESCO International, Inc. 1999 Long-Term Incentive Plan, as restated May 31, 2017	Incorporated by reference to Exhibit 10.26 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2017

10.18	1999 Long-Term Incentive Plan, as restated effective as of May 31, 2017	Incorporated by reference to Appendix A to the Proxy Statement filed on Schedule 14A on April 17, 2017

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.19	Seventh Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of April 23, 2018	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.20	Eighth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2018	Incorporated by reference to Exhibit 10.30 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2018

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

10.25	Form of Restricted Stock Unit Agreement (Special Awards)	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

10.26	WESCO International, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated June 25, 2020

10.27	Agreement, dated June 22, 2020, memorializing terms of employment of David Schulz by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.28	Agreement, dated June 22, 2020, memorializing terms of employment of Nelson Squires by WESCO International, Inc.	Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.29	Agreement, dated June 22, 2020, memorializing terms of employment of Christine Wolf by WESCO International, Inc.	Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.30	Agreement, dated June 22, 2020, memorializing terms of employment of Diane Lazzaris by WESCO International, Inc.	Incorporated by reference to Exhibit 10.4 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.31
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2020, among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent
Incorporated by reference to Exhibit 10.40 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2020

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.32
First Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of December 14, 2020, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.41 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2020

10.33	WESCO International, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A, filed on April 12, 2021

10.34
Second Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 8, 2021, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.35	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for employees)	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.36	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for non-employee directors)	Incorporated by reference to Exhibit 10.3 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.37	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Stock Appreciation Right Award Agreement	Incorporated by reference to Exhibit 10.4 to Wesco’s Current Report on Form 8-K, dated May 27, 2021

10.38
Third Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of June 1, 2021, by and among WESCO Receivables Corp., WESCO Distribution, Inc., the various purchaser groups from time to time party thereto, and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10.39	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated February 16, 2022

10.40	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated February 16, 2022

10.41
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

10.42
Fourth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated March 1, 2022

10.43	Agreement, dated May 28, 2020, memorializing terms of employment of William Geary by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.44
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 2, 2022, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC., as administrative agent
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated August 2, 2022

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.45
Fifth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of August 2, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated August 2, 2022

10.46
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

10.47
Sixth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of October 31, 2022, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchaser groups party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated October 31, 2022

10.48	WESCO International, Inc. Non-Employee Directors’ Deferred Compensation Plan, effective as of December 8, 2022	Incorporated by reference to Exhibit 10.49 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2022

10.49	Agreement, dated October 20, 2020, memorializing terms of employment of Akash Khurana by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.50	Agreement, dated June 22, 2020, memorializing terms of employment of James Cameron by WESCO International, Inc.	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

10.51
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

10.52
Seventh Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 26, 2023, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.3 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

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

10.54
Eighth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 8, 2024, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.1 to Wesco’s Current Report on Form 8-K, dated March 7, 2024

10.55
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

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
10.56
Ninth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of February 28, 2025, by and among Wesco Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator
Incorporated by reference to Exhibit 10.2 to Wesco’s Current Report on Form 8-K, dated March 6, 2025

10.57	Form of WESCO International, Inc. 2021 Omnibus Incentive Plan Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025

10.58	Release Agreement, dated August 20, 2025 by and among WESCO International, Inc., WESCO Distribution, Inc., and Nelson Squires	Incorporated by reference to Exhibit 10.1 to Wesco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025

10.59	Agreement, dated December 17, 2025, memorializing terms of employment of Indraneel Dev by WESCO International, Inc.	Filed herewith

19.1	Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2024

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number
21.1	Subsidiaries of WESCO International, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	WESCO International, Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97 to Wesco’s Annual Report on Form 10-K for the year ended December 31, 2023

101	Interactive Data File	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith
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

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning	Charged to		Balance at
	of period	earnings	Deductions(1)	end of period
Allowance for expected credit losses	(In millions)
Year Ended December 31, 2025	$55.0	$25.1	$(16.5)	$63.6
Year Ended December 31, 2024	55.9	18.7	(19.6)	55.0
Year Ended December 31, 2023	46.5	18.6	(9.2)	55.9
(1)Includes a reduction in the allowance for expected credit losses due to the write-off of trade accounts receivable.

	Balance at beginning	Charged to		Balance at
	of period	earnings	Deductions(1)	end of period
Allowance for deferred tax assets	(In millions)
Year Ended December 31, 2025	$32.6	$23.3	$(8.0)	$47.9
Year Ended December 31, 2024	23.5	10.3	(1.2)	32.6
Year Ended December 31, 2023	33.7	7.7	(17.9)	23.5
(1)For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, deductions primarily relate to a decrease in the valuation allowance recorded against deferred tax assets related to certain foreign jurisdictions.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCO INTERNATIONAL, INC.
By:	/s/ JOHN J. ENGEL
	Name:	John J. Engel
	Title:	Chairman, President and Chief Executive Officer
	Date:	February 13, 2026

WESCO INTERNATIONAL, INC.
By:	/s/ DAVID S. SCHULZ
	Name:	David S. Schulz
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. ENGEL	Chairman, President and Chief Executive Officer	February 13, 2026
John J. Engel	(Principal Executive Officer)

/s/ DAVID S. SCHULZ	Executive Vice President and Chief Financial Officer	February 13, 2026
David S. Schulz	(Principal Financial Officer)

/s/ MATTHEW S. KULASA	Senior Vice President, Corporate Controller, and Chief Accounting Officer	February 13, 2026
Matthew S. Kulasa	(Principal Accounting Officer)

/s/ GLYNIS A. BRYAN	Director	February 13, 2026
Glynis A. Bryan

/s/ MICHAEL L. CARTER	Director	February 13, 2026
Michael L. Carter

/s/ ANNE M. COONEY	Director	February 13, 2026
Anne M. Cooney

/s/ MATTHEW J. ESPE	Director	February 13, 2026
Matthew J. Espe

/s/ BOBBY J. GRIFFIN	Director	February 13, 2026
Bobby J. Griffin

/s/ SUNDARAM NAGARAJAN	Director	February 13, 2026
Sundaram Nagarajan

/s/ STEVEN A. RAYMUND	Director	February 13, 2026
Steven A. Raymund

/s/ JAMES L. SINGLETON	Director	February 13, 2026
James L. Singleton

/s/ EASWARAN SUNDARAM	Director	February 13, 2026
Easwaran Sundaram

/s/ LAURA K. THOMPSON	Director	February 13, 2026
Laura K. Thompson

/s/ DAVID C. WAJSGRAS	Director	February 13, 2026
David C. Wajsgras