Form 10-Q
period 2026-03-31
WESCO INTERNATIONAL INC
filed 2026-04-30
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2026, 48,704,892 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$696.6	$604.8
Trade accounts receivable, net of allowance for expected credit losses of $67.8 and $63.6 in 2026 and 2025, respectively	4,273.1	4,069.6
Other accounts receivable	478.9	522.4
Inventories	4,213.1	4,008.8
Prepaid expenses and other current assets	291.9	250.6
Total current assets	9,953.6	9,456.2
Property, buildings and equipment, net of accumulated depreciation of $649.3 and $626.1 in 2026 and 2025, respectively	476.0	466.8
Operating lease assets	889.0	888.3
Intangible assets, net	1,745.9	1,769.2
Goodwill	3,331.6	3,343.4
Deferred income taxes	48.4	45.7
Other assets	520.2	525.3
Total assets	$16,964.7	$16,494.9
Liabilities and Equity
Current liabilities:
Accounts payable	$3,470.5	$3,030.5
Accrued payroll and benefit costs	203.5	283.0
Short-term debt and current portion of long-term debt	22.8	25.0
Other current liabilities	991.4	958.3
Total current liabilities	4,688.2	4,296.8
Long-term debt, net of debt discount and debt issuance costs of $63.6 and $48.0 in 2026 and 2025, respectively	5,738.1	5,756.4
Operating lease liabilities	749.7	752.2
Deferred income taxes	455.8	427.2
Other noncurrent liabilities	235.0	235.9
Total liabilities	$11,866.8	$11,468.5
Commitments and Contingencies (Note 11)
Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $.01 par value; 210,000,000 shares authorized, 70,162,020 and 70,004,866 shares issued and 48,698,535 and 48,658,333 shares outstanding in 2026 and 2025, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2026 and 2025, respectively	—	—
Additional capital	1,515.3	1,507.3
Retained earnings	5,635.8	5,513.4
Treasury stock, at cost; 25,802,916 and 25,685,964 shares in 2026 and 2025, respectively	(1,622.6)	(1,590.3)
Accumulated other comprehensive loss	(426.4)	(399.5)
Total WESCO International, Inc. equity	5,102.8	5,031.6
Noncontrolling interests	(4.9)	(5.2)
Total equity	5,097.9	5,026.4
Total liabilities and equity	$16,964.7	$16,494.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2026	2025
Net sales	$6,080.1	$5,343.7
Cost of goods sold (excluding depreciation and amortization)	4,788.3	4,218.1
Selling, general and administrative expenses	947.6	836.3
Depreciation and amortization	50.7	48.4
Income from operations	293.5	240.9
Interest expense, net	96.7	86.3
Other (income) expense, net	(0.4)	0.2
Income before income taxes	197.2	154.4
Provision for income taxes	43.1	36.1
Net income	154.1	118.3
Less: Net income (loss) attributable to noncontrolling interests	0.3	(0.1)
Net income attributable to WESCO International, Inc.	153.8	118.4
Less: Preferred stock dividends	—	14.4
Net income attributable to common stockholders	$153.8	$104.0

Earnings per share attributable to common stockholders
Basic	$3.16	$2.13
Diluted	$3.11	$2.10

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(26.4)	16.1
Post-retirement benefit plan adjustments, net of tax	(0.5)	(0.3)
Other comprehensive (loss) income	(26.9)	15.8
Comprehensive income	127.2	134.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.1)
Less: Preferred stock dividends	—	14.4
Comprehensive income attributable to common stockholders	$126.9	$119.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended
	March 31
	2026	2025
Operating activities:
Net income	$154.1	$118.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.7	48.4
Stock-based compensation expense	16.1	10.2
Cloud computing arrangement amortization	11.0	3.9
Amortization of debt issuance costs and debt discount	3.5	3.3
Deferred income taxes	27.5	0.9
Other operating activities, net	(0.8)	(0.2)
Changes in assets and liabilities:
Trade accounts receivable, net	(216.1)	(188.7)
Other accounts receivable	66.4	65.1
Inventories	(215.2)	(227.4)
Other current and noncurrent assets	(48.4)	(35.6)
Accounts payable	449.5	343.8
Accrued payroll and benefit costs	(80.5)	(77.1)
Other current and noncurrent liabilities	3.6	(36.9)
Net cash provided by operating activities	221.4	28.0
Investing activities:
Capital expenditures	(23.4)	(20.4)
Acquisition payments, net of cash acquired	—	(35.2)
Other investing activities, net	3.5	1.2
Net cash used in investing activities	(19.9)	(54.4)
Financing activities:
Repayments of short-term debt, net	(4.4)	—
Proceeds from issuance of long-term debt	2,366.5	1,829.0
Repayments of long-term debt	(2,373.1)	(1,729.3)
Debt issuance costs	(19.1)	(14.0)
Payments for taxes related to net-share settlement of equity awards	(22.0)	(18.0)
Repurchases of common stock	(25.0)	(25.0)
Payment of common stock dividends	(24.4)	(22.1)
Payment of preferred stock dividends	—	(14.4)
Other financing activities, net	(6.7)	(3.9)
Net cash (used in) provided by financing activities	(108.2)	2.3
Effect of exchange rate changes on cash and cash equivalents	(1.5)	3.1
Net change in cash and cash equivalents	91.8	(21.0)
Cash and cash equivalents at the beginning of period	604.8	702.6
Cash and cash equivalents at the end of period	$696.6	$681.6
Supplemental disclosures:
Cash paid for interest	$111.3	$90.5
Cash paid for income taxes	$27.5	$78.6
Leased assets obtained in exchange for new lease liabilities:
Operating leases	$60.9	$93.3
Finance leases	$16.1	$8.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2025	$0.7	70,004,866	$—	4,339,431	$—	—	$1,507.3	$5,513.4	$(1,590.3)	(25,685,964)	$(5.2)	$(399.5)	$5,026.4
Exercise of stock-based awards	—	210,916					0.9		(7.0)	(24,295)			(6.1)
Stock-based compensation expense							16.1						16.1
Repurchases of common stock, including excise taxes									(25.3)	(92,657)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(53,762)					(9.0)	(6.9)					(15.9)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								153.8					153.8
Common stock dividends								(24.4)					(24.4)
Translation adjustments and other								(0.1)				(26.9)	(27.0)
Balance, March 31, 2026	$0.7	70,162,020	$—	4,339,431	$—	—	$1,515.3	$5,635.8	$(1,622.6)	(25,802,916)	$(4.9)	$(426.4)	$5,097.9

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2024	$0.7	69,627,398	$—	4,339,431	$—	21,612	$2,051.6	$4,960.7	$(1,495.1)	(25,176,234)	$(5.2)	$(547.2)	$4,965.5
Exercise of stock-based awards	—	257,230					—		(0.9)	(5,053)			(0.9)
Stock-based compensation expense							10.2						10.2
Repurchases of common stock, including excise taxes									(25.3)	(153,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(89,463)					(12.3)	(4.8)					(17.1)
Noncontrolling interests											(0.1)		(0.1)
Net income attributable to WESCO International, Inc.								118.4					118.4
Common stock dividends								(22.1)					(22.1)
Preferred stock dividends								(14.4)					(14.4)
Translation adjustments and other											0.1	15.8	15.9
Balance, March 31, 2025	$0.7	69,795,165	$—	4,339,431	$—	21,612	$2,049.5	$5,037.8	$(1,521.3)	(25,334,515)	$(5.2)	$(531.4)	$5,030.1

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
2. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Wesco have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in WESCO International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 13, 2026. The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the audited Consolidated Financial Statements as of that date, but does not include all the disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2026, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Equity, and the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
Recently Issued Accounting Standards
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize and simplify the guidance for capitalizing costs related to internal-use software by removing the stage-based approach and aligning the disclosure requirements with those for other long-lived assets. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and may be applied prospectively, retrospectively, or using a modified prospective approach. Early adoption is permitted. Management is currently evaluating the timing of the adoption of this accounting standard and the impact that it will have on its consolidated financial statements and notes thereto.
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
The following table disaggregates Wesco’s Net sales by geography for the periods presented:

	Three Months Ended
	March 31
(In millions)	2026	2025
United States	$4,504.6	$3,974.6
Canada	827.1	712.8
Other International(1)	748.4	656.3
Total by geography(2)	$6,080.1	$5,343.7
(1)    No individual country's net sales are greater than 10% of total Net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Revenue associated with these arrangements is generally recognized within a year or less from the date of the advance billing or payment receipt. At March 31, 2026, December 31, 2025 and December 31, 2024, $167.0 million, $151.4 million and $141.8 million, respectively, of deferred revenue was recorded as a component of Other current liabilities in the Condensed Consolidated Balance Sheets. The Company recognized $51.2 million and $57.4 million of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $115.2 million and $113.0 million, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company's estimated product return obligation was $37.4 million and $33.7 million, respectively.
Billings to customers for shipping and handling are recognized in Net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of Selling, general and administrative expenses totaled $88.8 million and $76.5 million for the three months ended March 31, 2026 and 2025, respectively.
4. ACQUISITIONS
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment, which correspond to our reporting units, for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2026	$843.8	$1,354.1	$1,145.5	$3,343.4
Foreign currency exchange rate changes	(7.5)	(0.7)	(3.6)	(11.8)
Ending balance, March 31, 2026	$836.3	$1,353.4	$1,141.9	$3,331.6

The components of intangible assets are as follows:

		As of
		March 31, 2026			December 31, 2025
	Life (in years)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$791.0	$—	$791.0	$791.6	$—	$791.6
Customer relationships	9 - 20	1,504.9	(572.7)	932.2	1,523.6	(570.2)	953.4
Distribution agreements	8	10.7	(1.6)	9.1	10.7	(1.3)	9.4
Trademarks	5 and 12	15.5	(14.6)	0.9	15.5	(14.0)	1.5
Software	7	16.0	(4.0)	12.0	16.0	(3.4)	12.6
Technology know-how	5	0.9	(0.2)	0.7	0.9	(0.2)	0.7
		$2,339.0	$(593.1)	$1,745.9	$2,358.3	$(589.1)	$1,769.2
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $21.8 million and $22.2 million for the three months ended March 31, 2026 and 2025, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2026	$63.8
2027	83.2
2028	81.6
2029	80.5
2030	74.3
Thereafter	571.5
Total	$954.9

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
The 2024 performance-based awards are based on two equally-weighted performance measures: the three-year average growth rate of Wesco’s net income attributable to common stockholders and the three-year cumulative return on net assets. The 2025 and 2026 performance-based awards are based on two equally-weighted performance measures: the growth rate of Wesco’s earnings per share and return on net assets, both of which are measured on an annual basis as well as on a three-year cumulative basis, with each of the three years and the three-year cumulative measurement equally-weighted. The 2025 and 2026 performance-based awards also include a relative Total Stockholder Return (“TSR”) modifier that impacts the number of shares earned based on the Company's TSR over the performance period in relation to the TSR of the companies comprising the S&P MidCap 400 Index. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco’s determination of whether it is probable that the performance targets will be achieved. The fair value of the relative TSR modifier as of each grant date for the 2025 and 2026 awards was measured using a Monte Carlo simulation.
During the three months ended March 31, 2026 and 2025, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended
	March 31, 2026	March 31, 2025
Stock options granted	58,729	84,476
Weighted-average fair value	$124.11	$76.59

Restricted stock units granted	139,312	215,603
Weighted-average fair value	$296.15	$179.83

Performance-based awards granted	48,440	72,302
Weighted-average fair value	$321.94	$191.72

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Risk free interest rate	3.6%	4.1%
Expected life (in years)	5	5
Expected volatility	45%	47%
Expected dividend yield	0.68%	1.01%
The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve rate as of the grant date. The expected life is based on historical exercise experience, the expected volatility is based on the volatility of the Company’s daily stock price over the expected life preceding the grant date of the award, and the expected dividend yield is based on the calculated yield on the Company’s common stock at the date of grant using the then current fiscal year projected dividend distribution rate.
The following table sets forth a summary of stock options and related information for the three months ended March 31, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	285,935	$156.62
Granted	58,729	295.31
Exercised	(5,484)	167.14
Forfeited	—	—
Outstanding at March 31, 2026	339,180	$180.47	7.7	$32.9
Exercisable at March 31, 2026	202,849	$150.42	6.6	$25.0
For the three months ended March 31, 2026, the aggregate intrinsic value of stock options exercised during such period was $0.7 million.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the three months ended March 31, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	411,759	$59.12
Granted	—	—
Exercised	(64,504)	61.57
Forfeited	(389)	42.44
Outstanding at March 31, 2026	346,866	$58.68	3.4	$74.6
Exercisable at March 31, 2026	346,866	$58.68	3.4	$74.6
For the three months ended March 31, 2026, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $14.7 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of restricted stock units and related information for the three months ended March 31, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	457,943	$165.89
Granted	139,312	296.15
Vested	(153,942)	167.48
Forfeited	(3,212)	183.78
Unvested at March 31, 2026	440,101	$206.74
The following table sets forth a summary of performance-based awards and related information for the three months ended March 31, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	194,635	$171.72
Granted	48,440	321.94
Vested	—	—
Forfeited	(57,778)	171.33
Unvested at March 31, 2026	185,297	$210.96
Wesco recognized $16.1 million and $10.2 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expenses for such periods. As of March 31, 2026, there was $117.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2026	$44.4
2027	45.2
2028	24.7
2029	3.4
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
During the three months ended March 31, 2026 and 2025, the Company entered into spot repurchase transactions through a broker to purchase 92,657 and 153,228 shares of its common stock, respectively, in the open market for cash totaling $25.3 million, including excise taxes, in each period. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 26, 2026	March 13, 2026	March 31, 2026	$0.500	$24.4
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1
No quarterly cash dividends were paid on the Company’s Series A Preferred Stock during the three months ended March 31, 2026, as the Series A Preferred Stock was redeemed in June 2025. During the three months ended March 31, 2025, the Company's Board of Directors declared and the Company paid quarterly cash dividends of $0.664 per depositary share relating to its Series A Preferred Stock totaling $14.4 million.
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
The following table sets forth the computation of Basic and Diluted earnings per share for the periods presented:

	Three Months Ended
	March 31
(In millions, except per share data)	2026	2025
Net income attributable to WESCO International, Inc.	$153.8	$118.4
Less: Preferred stock dividends	—	14.4
Net income attributable to common stockholders	$153.8	$104.0
Weighted-average common shares outstanding used in computing basic earnings per share	48.7	48.8
Common shares issuable upon exercise of dilutive equity awards	0.8	0.8
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.5	49.6
Earnings per share attributable to common stockholders
Basic	$3.16	$2.13
Diluted	$3.11	$2.10
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended March 31, 2026 and 2025, there were approximately 0.1 million and 0.5 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
International lines of credit	$1.2	$5.6
Accounts Receivable Securitization Facility	120.0	1,300.0
Revolving Credit Facility	251.5	581.5
7.250% Senior Notes due 2028, less debt discount of $2.8 and $3.1 in 2026 and 2025, respectively	1,322.2	1,321.9
6.375% Senior Notes due 2029	900.0	900.0
5.250% Senior Notes due 2031	650.0	—
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	800.0
5.500% Senior Notes due 2034	850.0	—
Finance lease obligations	76.8	67.3
Total debt	5,821.7	5,826.3
Less: Unamortized debt issuance costs	(60.8)	(44.9)
Less: Short-term debt and current portion of long-term debt	(22.8)	(25.0)
Total long-term debt	$5,738.1	$5,756.4
5.250% Senior Notes due 2031
5.500% Senior Notes due 2034
On February 27, 2026, Wesco Distribution, Inc. (“Wesco Distribution”) issued $650 million aggregate principal amount of 5.250% Senior Notes due 2031 (the “2031 Notes”) and $850 million aggregate principal amount of 5.500% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “2031 and 2034 Notes”). The 2031 and 2034 Notes were issued at prices of 100% of the aggregate principal amounts thereof. Wesco incurred costs related to the issuance of the 2031 and 2034 Notes totaling $8.3 million and $10.8 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective terms of the notes.
The 2031 and 2034 Notes were issued pursuant to, and are governed by, an indenture (the “2031 and 2034 Notes Indenture”), dated as of February 27, 2026, among Wesco Distribution, the Company, Anixter Inc., and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2031 and 2034 Notes and related guarantees were issued in a private transaction exempt from the Securities Act of 1933, as amended (the “Securities Act”), and have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.
The Company intends to use the net proceeds from the issuance of the 2031 and 2034 Notes to redeem all of its outstanding 7.250% senior notes due 2028 (the “2028 Notes”) on June 15, 2026, the date at which Wesco Distribution may redeem the 2028 Notes at a redemption price equal to 100% of the principal amount, and repay a portion of the amounts outstanding under its revolving credit facility (the “Revolving Credit Facility”). Prior to redeeming the 2028 Notes, the Company used the net proceeds to temporarily repay a portion of the outstanding borrowings under its accounts receivable securitization facility (the “Receivables Facility”) and Revolving Credit Facility. The Company intends to subsequently redraw under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2028 Notes.
On April 29, 2026, Wesco Distribution exercised its right to redeem the entire outstanding $1,325 million aggregate principal amount of the 2028 Notes, and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee under the 2028 Notes Indenture, issued a notice of redemption to registered holders of the 2028 Notes.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The 2031 and 2034 Notes are unsecured and unsubordinated obligations of Wesco Distribution and are guaranteed on an unsecured, unsubordinated basis by the Company and Anixter Inc. The 2031 Notes accrue interest at a rate of 5.250% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2031 Notes will mature on April 15, 2031. The 2034 Notes accrue interest at a rate of 5.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2034 Notes will mature on April 15, 2034.
Wesco Distribution may redeem all or a part of the 2031 Notes at any time prior to April 15, 2028 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, any time prior to April 15, 2028, Wesco Distribution may redeem up to 35% of the original aggregate principal amount of the 2031 Notes with the net cash proceeds from certain equity offerings. At any time between April 15, 2028 and April 14, 2029, Wesco Distribution may redeem all or a part of the 2031 Notes at a redemption price equal to 102.625% of the principal amount. Between April 15, 2029 and April 14, 2030, Wesco Distribution may redeem all or a part of the 2031 Notes at a redemption price equal to 101.3125% of the principal amount. On and after April 15, 2030, Wesco Distribution may redeem all or a part of the 2031 Notes at a redemption price equal to 100% of the principal amount.
Wesco Distribution may redeem all or a part of the 2034 Notes at any time prior to April 15, 2029 by paying a “make-whole” premium plus accrued and unpaid interest, if any, to but excluding the redemption date. In addition, any time prior to April 15, 2029, Wesco Distribution may redeem up to 35% of the original aggregate principal amount of the 2034 Notes with the net cash proceeds from certain equity offerings. At any time between April 15, 2029 and April 14, 2030, Wesco Distribution may redeem all or a part of the 2034 Notes at a redemption price equal to 102.750% of the principal amount. Between April 15, 2030 and April 14, 2031, Wesco Distribution may redeem all or a part of the 2034 Notes at a redemption price equal to 101.375% of the principal amount. On and after April 15, 2031, Wesco Distribution may redeem all or a part of the 2034 Notes at a redemption price equal to 100% of the principal amount.
The 2031 and 2034 Notes Indenture contains certain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions or sell certain assets or merge or consolidate with or into other companies, subject to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2031 and 2034 Notes receiving investment grade credit ratings.
The 2031 and 2034 Notes Indenture contains certain events of default, including, among other things, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2031 and 2034 Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the applicable series of the then-outstanding Notes to accelerate or, in certain cases, will automatically cause the acceleration of the amounts due under the applicable series of Notes.
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
The carrying value of Wesco’s debt instruments with fixed interest rates was $5,372.2 million and $3,871.9 million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of this debt was $5,424.4 million and $4,004.2 million as of March 31, 2026 and December 31, 2025, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of March 31, 2026 and December 31, 2025.

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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At March 31, 2026 and December 31, 2025, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in Other non-operating (income) expense in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $322.5 million and $286.3 million, at March 31, 2026 and December 31, 2025, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.
11. COMMITMENTS AND CONTINGENCIES
From time to time, a number of lawsuits and claims have been or may be asserted against the Company relating to the conduct of its business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may result in a negative impact to Wesco. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on Wesco’s financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on Wesco’s results of operations for that period. Recoveries related to previously recognized losses are recorded when realization is probable. Recoveries in excess of recognized losses are deferred until realized or realizable.
As of March 31, 2026, the Company has a loss contingency of approximately $49.0 million related to a matter in Other current liabilities, along with a corresponding insurance recovery receivable of $48.5 million in Other accounts receivable on the unaudited Condensed Consolidated Balance Sheet. As a result, the Company does not expect to incur a loss other than for the insurance deductible amount, which is not material to the unaudited Condensed Consolidated Financial Statements.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The availability, timing, amount, and process for any potential refunds previously paid by the Company is uncertain and subject to further developments. Accordingly, the Company cannot reasonably estimate any potential financial impact at this time, and no related amounts have been recorded in the unaudited Condensed Consolidated Financial Statements as of March 31, 2026. The Company continues to monitor developments and evaluate potential impacts on its financial condition and results of operations.
12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 and 2025 was 21.8% and 23.4%, respectively. The decrease in the effective tax rate is largely driven by higher discrete income tax benefits relating to the exercise and vesting of stock-based awards. For the three months ended March 31, 2026 and 2025, the effective tax rate reflects discrete income tax benefits of $7.7 million and $4.7 million, respectively, from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rate in such periods by approximately 3.9 and 3.0 percentage points, respectively.
During the three months ended March 31, 2026 and 2025, the Company purchased $1.0 million and $53.3 million, respectively, of transferable clean energy tax credits to reduce its U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including but not limited to conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance and/or seller guarantees.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to the Company's assessment of uncertain tax positions since December 31, 2025.
In October 2021, one of the Company’s Mexican affiliates received a tax assessment from the Mexican tax authorities related to its 2012 income tax return which was approximately $33.4 million as of December 31, 2025. The Company believed the assessment was without merit and the Company's Mexican affiliate filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice (the “Court”). The Company expected to prevail in this litigation and, accordingly, did not recognize a liability for this assessment in its Consolidated Financial Statements. On April 23, 2026, the Company received the written decision of the Court. The Company is still evaluating the Court's decision. To the extent that the decision is unfavorable to the Company's Mexican affiliate, it will file an appeal for constitutional review of the lower court decision with the Mexican Federal Collegiate Circuit Court. The Company maintains that it ultimately expects to prevail upon final resolution of the matter.
13. BUSINESS SEGMENTS
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
The Company incurs corporate costs primarily related to treasury, tax, information technology, finance, legal and other centralized functions. The Company also has various corporate assets. Segment assets may not include jointly used assets, but segment results include allocations related to those assets. Interest expense and other non-operating items are either not allocated to the segments or reviewed on a segment basis. Corporate expenses and assets not directly identifiable with a reportable segment are reported in the tables below to reconcile the reportable segments to the Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following tables present information about the Company’s reportable segments and reconcile Adjusted EBITDA by segment to income before income taxes on a consolidated basis for the periods presented:

	Three Months Ended March 31, 2026
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,244.2	$2,478.9	$1,357.0	$6,080.1
Less:
Cost of goods sold (excluding depreciation and amortization)	1,711.0	1,960.7	1,116.6	4,788.3
Selling, general and administrative payroll expenses(1)(3)	228.4	178.3	61.6	468.3
Other segment items(2)	119.8	116.7	48.1	284.6
Adjusted EBITDA	$185.0	$223.2	$130.7	$538.9
Adjusted EBITDA margin %	8.2%	9.0%	9.6%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				41.5
Other expense, net				19.5
Stock-based compensation expense(3)				3.3
Unallocated amounts (Corporate):
Selling, general and administrative expenses				191.4
Interest expense, net(4)				96.7
Depreciation and amortization				9.2
Other income, net				(19.9)
Income before income taxes				$197.2
(1) Selling, general and administrative payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily include allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, real estate and personal property taxes, supplies, professional and consulting fees, and sales promotion expenses.

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
(1) Selling, general and administrative payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily include allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, professional and consulting fees, supplies, real estate and personal property taxes, sales promotion expenses, and gains (losses) on the sale, disposal, or abandonment of property and equipment.

(3) Stock-based compensation expense is excluded from Selling, general and administrative payroll expenses, as this is an adjustment to calculate Adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

The following table sets forth Other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency (gains) losses:

	Three Months Ended March 31
(In millions)	2026	2025
EES	$6.8	$4.4
CSS	13.1	10.9
UBS	(0.4)	(0.2)
Reportable segments total	19.5	15.1
Corporate	(19.9)	(14.9)
Total	$(0.4)	$0.2

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended March 31
(In millions)	2026	2025
EES	$1.3	$1.2
CSS	1.5	1.6
UBS	3.4	5.4
Reportable segments total	6.2	8.2
Corporate	17.2	12.2
Total	$23.4	$20.4
The following table sets forth Total assets by reportable segment for the periods presented:

	As of
(In millions)	March 31, 2026	December 31, 2025
EES	$4,992.5	$4,860.8
CSS	7,018.2	6,827.0
UBS	3,843.1	3,798.6
Reportable segments total	15,853.8	15,486.4
Corporate(1)	1,110.9	1,008.5
Total	$16,964.7	$16,494.9
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, income taxes receivable, deferred income taxes, property, buildings and equipment, and capitalized cloud computing arrangement costs.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and WESCO International, Inc.’s audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Certain of these risks are set forth in Item 1A of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as WESCO International, Inc.’s other reports filed with the Securities and Exchange Commission. In this Item 2, “Wesco” refers to WESCO International, Inc., and its subsidiaries and its predecessors unless the context otherwise requires. References to “we,” “us,” “our” and the “Company” refer to Wesco and its subsidiaries.
In addition to the results provided in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our discussion and analysis of financial condition and results of operations includes certain non-GAAP financial measures, which are defined further below. These financial measures include Organic sales growth, Earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin, Financial leverage, Adjusted selling, general and administrative expenses, Adjusted income from operations, Adjusted other non-operating (income) expense, Adjusted provision for income taxes, Adjusted income before income taxes, Adjusted net income, Adjusted net income attributable to WESCO International, Inc., Adjusted net income attributable to common stockholders, and Adjusted earnings per diluted share. We believe that these non-GAAP measures are helpful to users of our financial statements as they provide a better understanding of our financial condition and results of operations on a comparable basis. Additionally, certain non-GAAP measures either focus on or exclude items impacting comparability of results, allowing users to more easily compare our financial performance from period to period. Management uses certain non-GAAP financial measures in its evaluation of the performance of the Company’s operating segments and in the determination of incentive compensation. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
Company Overview
Wesco, headquartered in Pittsburgh, Pennsylvania, is a leading provider of business-to-business distribution, logistics services and supply chain solutions.
We employ approximately 21,000 people, maintain relationships with more than 35,000 suppliers, and serve nearly 130,000 customers worldwide. With millions of products, end-to-end supply chain services and significant digital capabilities, Wesco provides innovative solutions to meet customer needs across commercial and industrial businesses, technology companies, telecommunications providers, and utilities. Our innovative solutions include supply chain management, logistics and transportation, procurement, warehousing and inventory management, as well as kitting and labeling, limited assembly of products and installation enhancement. We operate more than 700 sites, including distribution centers, fulfillment centers and sales offices in approximately 50 countries, providing a local presence for customers and a global network to serve multi-location businesses and global corporations.
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
Utility & Broadband Solutions
The UBS segment is a leader in North America, serving customers primarily in the U.S. and Canada, and provides products and services to investor-owned utilities, electric power cooperatives and municipalities, as well as global service providers, wireless providers, broadband operators and the contractors that service these customers. The products sold include wire and cable, transformers, transmission and distribution hardware, switches, protective devices, connectors, lighting, conduit, fiber and copper cable, connectivity products, pole line hardware, racks, cabinets, safety and MRO products, and point-to-point wireless devices. UBS also offers a complete set of service solutions to improve customer supply chain efficiencies.
Business Highlights
Our financial results reflect continued sales momentum in the first quarter of 2026, highlighted by a 13.8% year over year increase in reported Net sales driven by volume growth across all three segments. For the first quarter of 2026 compared to the first quarter of 2025, organic sales increased by 12.3%, which adjusts for fluctuations in foreign exchange rates. Our CSS segment data center solutions business is primarily driving this growth in sales. Our EES segment experienced continued growth and improved gross margin across its construction and OEM businesses, fueled in part by strong wire and cable demand, as well as continued demand for data center projects and increased infrastructure activity. Our UBS segment also delivered sales growth, driven by year-over-year increases in its utility business from investor-owned utility sales and continued momentum in grid services, along with growth in the United States broadband business. Our UBS segment experienced lower gross margin primarily driven by public power utility customers. We also saw record year-over-year backlog growth driven by our CSS and EES segments.
During the first quarter of 2026, we issued 5.250% Senior Notes due 2031 (the “2031 Notes”) and 5.500% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “2031 and 2034 Notes”) in part to support the planned redemption of our 7.250% senior notes due 2028 (the “2028 Notes”) in June 2026. Following the redemption of the 2028 Notes, we will have no significant debt maturities until 2029. We expect this redemption to create substantial net income, earnings per share, and cash flow benefit.
We are monitoring and evaluating the potential effects of the February 20, 2026 U.S. Supreme Court ruling that invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”); however, due to uncertainty regarding the availability and timing of any potential refunds, we have not recorded any related amounts as of March 31, 2026.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
First Quarter of 2026 versus First Quarter of 2025
Net Sales
The following table sets forth Net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	March 31, 2026	March 31, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,080.1	$5,343.7	13.8%	—%	1.5%	—%	12.3%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated Net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first quarter of 2026 compared to the first quarter of 2025.
Net sales were $6.1 billion for the first quarter of 2026 compared to $5.3 billion for the first quarter of 2025, an increase of 13.8%. Organic sales for the first quarter of 2026 grew by 12.3%. This growth reflects an approximate 9% increase in volume driven by all three segments (CSS, EES and UBS), and an approximate 3% benefit from price.
Cost of Goods Sold
Cost of goods sold for the first quarter of 2026 was $4.8 billion compared to $4.2 billion for the first quarter of 2025, an increase of 13.5%. Cost of goods sold as a percentage of Net sales was 78.8% and 78.9% for the first quarter of 2026 and 2025, respectively. The favorable impact reflects improved gross margin in the EES segment partially offset by a decline in the UBS segment and to a lesser extent, the CSS segment.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2026 totaled $947.6 million versus $836.3 million for the first quarter of 2025, an increase of $111.3 million, or 13.3%.
The following table reconciles SG&A expenses to Adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	March 31, 2026	% of Net sales	March 31, 2025	% of Net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$947.6	15.6%	$836.3	15.7%
Digital transformation costs(1)	(17.5)		(6.2)
Restructuring costs(2)	—		(1.1)
Adjusted SG&A expenses	$930.1	15.3%	$829.0	15.5%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
SG&A payroll and payroll-related expenses for the first quarter of 2026 of $584.9 million increased by $65.5 million compared to the same period in 2025. The increase was driven primarily by $26.4 million in salaries and $22.3 million in commissions and incentives; the higher incentives expense was due to an increase in management incentive plan accruals and higher sales compared to the prior year.
SG&A expenses not related to payroll and payroll-related costs for the first quarter of 2026 were $362.7 million, an increase of $45.8 million compared to the same period in 2025, which primarily reflects increased transportation costs of $12.3 million, increased IT costs of $11.6 million, increased professional and consulting fees of $10.7 million, and increased costs to operate our facilities of $10.4 million. Additionally, digital transformation costs increased by $11.3 million year over year primarily due to increased costs associated with DDP deployment resources.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Income from Operations
Income from operations was $293.5 million for the first quarter of 2026 compared to $240.9 million for the first quarter of 2025, an increase of $52.6 million, or 21.8%. The increase primarily reflects higher Net sales, lower Cost of goods sold as a percentage of sales as described above, and lower SG&A expenses as a percentage of sales as described above.
Interest Expense, net
Net interest expense totaled $96.7 million for the first quarter of 2026 compared to $86.3 million for the first quarter of 2025. The increase of $10.4 million, or 12.1%, was primarily driven by higher net term debt throughout the first quarter of 2026 compared to the first quarter of 2025, partially offset by lower borrowings on our accounts receivable securitization facility (the “Receivables Facility”) and our revolving credit facility (the “Revolving Credit Facility”) throughout the first quarter of 2026 compared to the first quarter of 2025.
Income Taxes
The provision for income taxes was $43.1 million for the first quarter of 2026 compared to $36.1 million for the corresponding quarter of the prior year, resulting in effective tax rates of 21.8% and 23.4%, respectively. The lower effective tax rate for the first quarter of 2026 is largely driven by higher discrete income tax benefits relating to the exercise and vesting of stock-based awards.
Net Income and Earnings per Share
Net income and Earnings per diluted share attributable to common stockholders were $153.8 million and $3.11, respectively, for the first quarter of 2026 compared to $104.0 million and $2.10, respectively, for the first quarter of 2025. Adjusted for the non-GAAP adjustments above and the related income tax effects, Net income and Earnings per diluted share attributable to common stockholders were $166.8 million and $3.37, respectively, for the three months ended March 31, 2026, and $109.6 million and $2.21, respectively, for the three months ended March 31, 2025.
The increase in Adjusted earnings per diluted share primarily reflects the increase in Net sales, lower Cost of goods sold as a percentage of Net sales as described above, and lower SG&A expenses as a percentage of Net sales as described above.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $388.8 million for the first quarter of 2026, compared to $310.7 million for the first quarter of 2025, an increase of $78.1 million, or 25.1% year-over-year. The increase primarily reflects higher Net sales, lower Cost of goods sold as a percentage of sales as described above, and lower SG&A expenses as a percentage of sales, as described above.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended March 31, 2026. As further described below and in Note 13, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on Adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and Adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2026	March 31, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,244.2	$2,065.3	8.7%	—%	1.7%	—%	7.0%
Adjusted EBITDA	$185.0	$142.6
Adjusted EBITDA margin %	8.2%	6.9%
EES reported Net sales of $2.2 billion for the first quarter of 2026 compared to $2.1 billion for the first quarter of 2025, an increase of $178.9 million, or 8.7%. EES organic sales for the first quarter of 2026 increased by 7.0%, driven by the impact of changes in price, which favorably impacted organic sales by approximately 4%, and by volume growth of approximately 3%, driven primarily by the construction and OEM businesses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
EES Adjusted EBITDA increased $42.4 million, or 29.7% year-over-year. The increase primarily reflects an increase in price and volume as discussed above, as well as improved gross margin and lower SG&A expenses as a percentage of Net sales.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2026	March 31, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,478.9	$2,000.3	23.9%	—%	2.0%	—%	21.9%
Adjusted EBITDA	$223.2	$158.5
Adjusted EBITDA margin %	9.0%	7.9%
CSS reported Net sales of $2.5 billion for the first quarter of 2026 compared to $2.0 billion for the first quarter of 2025, an increase of $478.6 million, or 23.9%. CSS organic sales for the first quarter of 2026 grew by 21.9%, primarily reflecting volume growth of approximately 21% as a result of growth in the data center solutions and security solutions businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS Adjusted EBITDA increased $64.7 million, or 40.8% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business, as described above, as well as lower SG&A expenses as a percentage of Net sales.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	March 31, 2026	March 31, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,357.0	$1,278.1	6.2%	—%	0.4%	—%	5.8%
Adjusted EBITDA	$130.7	$138.3
Adjusted EBITDA margin %	9.6%	10.8%
UBS reported Net sales of $1,357.0 million for the first quarter of 2026 compared to $1,278.1 million for the first quarter of 2025, an increase of $78.9 million, or 6.2%. UBS organic sales for the first quarter of 2026 grew by 5.8%, reflecting volume growth of approximately 3% driven by the utility and broadband businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS Adjusted EBITDA decreased $7.6 million, or 5.5% year-over-year. The decrease primarily reflects lower gross margin driven by public power utility customers, as well as an increase in SG&A expenses of $13.5 million consisting primarily of higher costs to operate our facilities of $6.1 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile Net income attributable to common stockholders to Adjusted EBITDA and Adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended March 31, 2026
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$164.1	$188.3	$121.7	$(320.3)	$153.8
Net income (loss) attributable to noncontrolling interests	0.1	0.4	—	(0.2)	0.3
Provision for income taxes(1)	—	—	—	43.1	43.1
Interest expense, net(1)	—	—	—	96.7	96.7
Depreciation and amortization	13.2	19.8	8.5	9.2	50.7
Other expense (income), net	6.8	13.1	(0.4)	(19.9)	(0.4)
Stock-based compensation expense	0.8	1.6	0.9	12.8	16.1
Digital transformation costs(2)	—	—	—	17.5	17.5
Cloud computing arrangement amortization(3)	—	—	—	11.0	11.0
Adjusted EBITDA	$185.0	$223.2	$130.7	$(150.1)	$388.8
Adjusted EBITDA margin %	8.2%	9.0%	9.6%
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

	Three Months Ended
	March 31, 2026	March 31, 2025
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$947.6	$836.3
Digital transformation costs(1)	(17.5)	(6.2)
Restructuring costs(2)	—	(1.1)
Adjusted SG&A expenses	$930.1	$829.0

Adjusted Income from Operations:
Income from operations	$293.5	$240.9
Digital transformation costs(1)	17.5	6.2
Restructuring costs(2)	—	1.1
Adjusted income from operations	$311.0	$248.2

Adjusted Other (Income) Expense, net:
Other (income) expense, net	$(0.4)	$0.2
Loss on termination of business arrangement(3)	—	(0.3)
Adjusted other income, net	$(0.4)	$(0.1)

Adjusted Provision for Income Taxes:
Provision for income taxes	$43.1	$36.1
Income tax effect of adjustments to Income from operations and Other (income) expense, net(4)	4.5	2.0
Adjusted provision for income taxes	$47.6	$38.1

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$153.8	$104.0
Digital transformation costs(1)	17.5	6.2
Restructuring costs(2)	—	1.1
Loss on termination of business arrangement(3)	—	0.3
Income tax effect of adjustments to Income from operations and Other (income) expense, net(4)	(4.5)	(2.0)
Adjusted net income attributable to common stockholders	$166.8	$109.6
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(4)    The adjustments to Income from operations and Other (income) expense, net have been tax effected at rates of 25.8% and 26.4% for the three months ended March 31, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	March 31, 2026	March 31, 2025
(In millions, except per share data)
Adjusted income from operations	$311.0	$248.2
Interest expense, net	96.7	86.3
Adjusted other income, net	(0.4)	(0.1)
Adjusted income before income taxes	214.7	162.0
Adjusted provision for income taxes	47.6	38.1
Adjusted net income	167.1	123.9
Net income (loss) attributable to noncontrolling interests	0.3	(0.1)
Adjusted net income attributable to WESCO International, Inc.	166.8	124.0
Preferred stock dividends	—	14.4
Adjusted net income attributable to common stockholders	$166.8	$109.6

Diluted shares	49.5	49.6
Adjusted earnings per diluted share	$3.37	$2.21
Note: For the three months ended March 31, 2026, Selling, general and administrative expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs and the related income tax effects. For the three months ended March 31, 2025, Selling, general and administrative expenses, Income from operations, Other non-operating (income) expense, Provision for income taxes, Net income attributable to common stockholders and Earnings per diluted share have been adjusted to exclude Digital transformation costs, Restructuring costs, the Loss on termination of business arrangement, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $1.0 million and $12.0 million. As of March 31, 2026, we had $1.2 million outstanding under our international lines of credit.
As of March 31, 2026, we had $251.5 million outstanding and $1,437.8 million in available borrowing capacity on the Revolving Credit Facility after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit. Additionally as of March 31, 2026, we had $120.0 million outstanding and $1,430.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $353.0 million, provided liquidity of approximately $3.2 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
For disclosure of our debt instruments, including our outstanding indebtedness as of March 31, 2026, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
On February 27, 2026, Wesco Distribution issued $650 million aggregate principal amount of 2031 Notes and $850 million aggregate principal amount of 2034 Notes. We intend to use the net proceeds from the issuance of the 2031 and 2034 Notes to redeem all of our outstanding 2028 Notes on June 15, 2026. Prior to redeeming the 2028 Notes, we used the net proceeds to temporarily repay a portion of the outstanding borrowings under our Receivables Facility and Revolving Credit Facility. We intend to subsequently redraw under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2028 Notes.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable in the first quarter of 2026, after the Federal Reserve reduced its benchmark interest rate twice in the fourth quarter of 2025 by 25 basis points, respectively, for a total reduction of 50 basis points in the fourth quarter of 2025. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
As of March 31, 2026, approximately 92% of our debt portfolio consisted of fixed rate debt. As noted above, we used the net proceeds from our issuance of the 2031 and 2034 Notes to repay a portion of the amounts outstanding under our Receivables Facility and Revolving Credit Facility, which are both variable rate facilities. We intend to subsequently redraw under our Receivables Facility and Revolving Credit Facility in June 2026 in an aggregate amount sufficient to redeem the 2028 Notes, which represents fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at debt reduction, the payment of dividends, share repurchases, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the first quarter of 2026, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of March 31, 2026.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.2x as of March 31, 2026 and 3.4x as of December 31, 2025.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	March 31, 2026	December 31, 2025
(In millions, except ratios)
Net income attributable to common stockholders	$695.6	$645.8
Net income attributable to noncontrolling interests	2.6	2.3
Gain on redemption of Series A Preferred Stock	(32.9)	(32.9)
Preferred stock dividends	12.9	27.3
Provision for income taxes	220.4	213.4
Interest expense, net	397.2	386.7
Depreciation and amortization	199.9	197.6
EBITDA	$1,495.7	$1,440.2
Other income, net	(10.1)	(9.6)
Stock-based compensation expense	46.4	40.5
Digital transformation costs(1)	46.5	35.2
Cloud computing arrangement amortization(2)	37.3	30.2
Restructuring costs(3)	(1.1)	—
Adjusted EBITDA	$1,614.7	$1,536.5

	As of
	March 31, 2026	December 31, 2025
Short-term debt and current portion of long-term debt, net	$22.8	$25.0
Long-term debt, net	5,738.1	5,756.4
Debt discount and debt issuance costs(4)	63.6	48.0
Total debt	5,824.5	5,829.4
Less: Cash and cash equivalents	696.6	604.8
Total debt, net of cash	$5,127.9	$5,224.6

Financial leverage ratio	3.2	3.4
(1)Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)Cloud computing arrangement amortization consists of expense recognized in Selling, general and administrative expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(3)Reduction to restructuring costs represents the reversal of certain severance costs previously incurred pursuant to an ongoing restructuring plan.
(4)Debt is presented in the Condensed Consolidated Balance Sheets net of Debt discount and debt issuance costs.
Note: Financial leverage ratio is a non-GAAP measure of the use of debt. Financial leverage ratio is calculated by dividing total debt, excluding debt issuance costs and debt discount, net of cash, by Adjusted EBITDA. EBITDA is defined as the trailing twelve months earnings before interest, taxes, depreciation and amortization.
Most of the undistributed earnings of our foreign subsidiaries have been taxed in the U.S. under either the one-time tax imposed on the deemed repatriation of undistributed foreign earnings (the “transition tax”), or the global intangible low-taxed income tax regime imposed by the Tax Cuts and Jobs Act of 2017 renamed, along with other changes, under the One Big Beautiful Bill Act signed into law on July 4, 2025, to net controlled foreign corporation tested income. The distribution of earnings, however, by our foreign subsidiaries in the form of dividends, or otherwise, may be subject to additional taxation. We believe that we are able to maintain sufficient liquidity for our domestic operations and commitments without repatriating cash from our foreign subsidiaries. Therefore, we continue to assert that the remaining undistributed earnings of our foreign subsidiaries are indefinitely reinvested.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
An analysis of cash flow for the first three months of 2026 and 2025 follows:
Operating Activities
Net cash provided by operating activities for the first three months of 2026 totaled $221.4 million, compared to $28.0 million for the first three months of 2025. The $193.4 million increase is primarily driven by a $105.7 million impact from changes in accounts payable. The impact from accounts payable increased primarily due to the increase in inventory purchases, as well as the timing of inventory purchases and payments to suppliers as compared to the prior year. Additionally an increase in net income as adjusted for certain non-cash items also contributed to the increase in operating cash flows.
Investing Activities
Net cash used in investing activities for the first three months of 2026 was $19.9 million compared to $54.4 million in the first three months of 2025. Included in the first three months of 2026 were capital expenditures of $23.4 million compared to $20.4 million in the first three months of 2025. Capital expenditures in the first three months of 2026 and 2025 primarily comprised leasehold improvements and equipment to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives. Included in the first three months of 2025 was $35.2 million paid to acquire Industrial Software Solutions, net of cash acquired.
Financing Activities
Net cash used in financing activities for the first three months of 2026 was $108.2 million, compared to net cash provided by financing activities of $2.3 million during the first three months of 2025. During the first three months of 2026, financing activities primarily comprised proceeds of $650.0 million and $850.0 million related to the issuance of the 2031 and 2034 Notes, respectively, net repayments of $1,180.0 million related to our Receivables Facility, net repayments of $326.6 million related to our Revolving Credit Facility, and payment of total debt issuance costs of $19.1 million related to the issuance of the 2031 and 2034 Notes. The first three months of 2026 also included $25.0 million of common stock repurchases, $24.4 million of dividends paid to holders of our common stock and $22.0 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first three months of 2025, financing activities primarily comprised proceeds of $800.0 million related to the issuance of the 6.375% senior notes due 2033 (the “2033 Notes”), net repayments of $525.0 million related to our Revolving Credit Facility, net repayments of $175.0 million related to our Receivables Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first three months of 2025 also included $25.0 million of common stock repurchases, $22.1 million and $14.4 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $18.0 million of payments for taxes related to the exercise and vesting of stock-based awards.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Standards
See Note 2, “Accounting Policies” of our Notes to the unaudited Condensed Consolidated Financial Statements for a description of recently issued accounting standards.

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
Important factors that could cause actual results or events to differ materially from those presented or implied in the forward-looking statements include, among others, the failure to achieve the anticipated benefits of, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions; the inability to successfully integrate acquired businesses; the impact of increased interest rates or borrowing costs; fluctuations in currency exchange rates; evolving impacts from tariffs or other trade tensions between the U.S. and other countries (including implementation of new tariffs and retaliatory measures); failure to adequately protect Wesco's intellectual property or successfully defend against infringement claims; the inability to successfully deploy new technologies, digital products and information systems or to otherwise adapt to emerging technologies in the marketplace, such as those incorporating artificial intelligence (AI); risks relating to our use or reliance on AI; failure to execute on our efforts and programs related to environmental, social and governance (ESG) matters; unanticipated expenditures or other adverse developments related to compliance with new or stricter government policies, laws or regulations, including those relating to data privacy, cybersecurity, competition, sustainability and environmental protection; the inability to successfully develop, manage or implement new technology initiatives or business strategies, including with respect to the expansion of e-commerce or AI capabilities and other digital solutions and digitalization initiatives; disruption of information technology systems or operations; natural disasters (including as a result of climate change), health epidemics, pandemics and other outbreaks; supply chain disruptions; geopolitical conflicts and issues, such as the ongoing Middle East and Russia/Ukraine conflicts; the impact of changing and expanding export controls, sanctions, and data localization rules; the failure to manage the increased risks and impacts of cyber incidents or data breaches; and exacerbation of key materials shortages, inflationary cost pressures, material cost increases, demand volatility, and logistics and capacity constraints, any of which may have a material adverse effect on the Company's business, results of operations and financial condition. All such factors are difficult to predict and are beyond the Company's control. Additional factors that could cause results to differ materially from those described above can be found in Wesco's most recent Annual Report on Form 10-K and other periodic reports filed with the U.S. Securities and Exchange Commission.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
For a discussion of changes to the market risks that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors”.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
During the quarterly period ended March 31, 2026, the Company continued its multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company concluded, as part of its evaluation described in the above paragraphs, that the current quarter developments have not materially affected, or are reasonably likely to materially affect, its internal control over financial reporting and will continue to make such an assessment throughout the implementation period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 11, “Commitments and Contingencies” to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
January 1 - January 31, 2026	1,569	$263.57	—	$413.9
February 1 - February 28, 2026	22,696	$305.55	—	$413.9
March 1 - March 31, 2026	146,377	$276.43	92,657	$388.9
Total	170,642	$280.18	92,657
(1)    There were 77,985 shares purchased during the quarterly period ended March 31, 2026 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended March 31, 2026, the Company entered into spot repurchase transactions through brokers to purchase 92,657 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

4.1	Indenture, dated as of February 27, 2026, among Wesco Distribution, WESCO and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Wesco's Current Report on Form 8-K, dated February 27, 2026

4.2	Form of 5.250% Senior Note due 2031 (included as Exhibit A-1 to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit 4.2 to Wesco's Current Report on Form 8-K, dated February 27, 2026

4.3	Form of 5.500% Senior Note due 2034 (included as Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto).	Incorporated by reference to Exhibit 4.3 to Wesco's Current Report on Form 8-K, dated February 27, 2026

10.1	Agreement, dated June 12, 2025, memorializing terms of employment of Dirk Naylor by WESCO International, Inc.	Filed herewith

10.2	Agreement, dated July 14, 2025, memorializing terms of employment of Daniel Castillo by WESCO International, Inc.	Filed herewith

10.3
Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 13, 2026, by and among WESCO Distribution, Inc. the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent.
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

WESCO International, Inc.
(Registrant)

April 30, 2026	By:	/s/ Indraneel Dev
(Date)		Indraneel Dev
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2026	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)