Form 10-Q
period 2026-06-30
WESCO INTERNATIONAL INC
filed 2026-07-30
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2026, 48,732,854 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$808.9	$604.8
Trade accounts receivable, net of allowance for expected credit losses of $74.8 and $63.6 in 2026 and 2025, respectively	4,685.0	4,069.6
Other accounts receivable	461.6	522.4
Inventories	4,418.0	4,008.8
Prepaid expenses and other current assets	373.0	250.6
Total current assets	10,746.5	9,456.2
Property, buildings and equipment, net of accumulated depreciation of $673.2 and $626.1 in 2026 and 2025, respectively	484.1	466.8
Operating lease assets	912.6	888.3
Intangible assets, net	1,722.0	1,769.2
Goodwill	3,314.0	3,343.4
Deferred income taxes	47.7	45.7
Other assets	580.9	525.3
Total assets	$17,807.8	$16,494.9
Liabilities and Equity
Current liabilities:
Accounts payable	$3,740.3	$3,030.5
Accrued payroll and benefit costs	266.5	283.0
Short-term debt and current portion of long-term debt	25.0	25.0
Other current liabilities	1,107.2	958.3
Total current liabilities	5,139.0	4,296.8
Long-term debt, net of debt discount and debt issuance costs of $49.8 and $48.0 in 2026 and 2025, respectively	5,911.1	5,756.4
Operating lease liabilities	769.9	752.2
Deferred income taxes	442.5	427.2
Other noncurrent liabilities	332.7	235.9
Total liabilities	$12,595.2	$11,468.5
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $.01 par value; 210,000,000 shares authorized, 70,348,011 and 70,004,866 shares issued and 48,732,756 and 48,658,333 shares outstanding in 2026 and 2025, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2026 and 2025, respectively	—	—
Additional capital	1,536.3	1,507.3
Retained earnings	5,820.3	5,513.4
Treasury stock, at cost; 25,954,686 and 25,685,964 shares in 2026 and 2025, respectively	(1,675.8)	(1,590.3)
Accumulated other comprehensive loss	(461.7)	(399.5)
Total WESCO International, Inc. equity	5,219.8	5,031.6
Noncontrolling interests	(7.2)	(5.2)
Total equity	5,212.6	5,026.4
Total liabilities and equity	$17,807.8	$16,494.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net sales	$6,665.1	$5,899.6	$12,745.2	$11,243.3
Cost of goods sold (excluding depreciation and amortization)	5,209.1	4,656.9	9,997.4	8,875.0
Selling, general and administrative expenses	1,022.7	872.2	1,970.3	1,708.5
Depreciation and amortization	51.1	48.3	101.8	96.7
Income from operations	382.2	322.2	675.7	563.1
Interest expense, net	110.4	92.9	207.1	179.2
Other income, net	(0.2)	(7.3)	(0.6)	(7.1)
Income before income taxes	272.0	236.6	469.2	391.0
Provision for income taxes	62.4	61.8	105.5	97.9
Net income	209.6	174.8	363.7	293.1
Less: Net income attributable to noncontrolling interests	0.6	0.3	0.9	0.2
Net income attributable to WESCO International, Inc.	209.0	174.5	362.8	292.9
Plus: Gain on redemption of Series A Preferred Stock	—	27.6	—	27.6
Less: Preferred stock dividends	—	12.9	—	27.3
Net income attributable to common stockholders	$209.0	$189.2	$362.8	$293.2

Earnings per share attributable to common stockholders
Basic	$4.28	$3.88	$7.45	$6.01
Diluted	$4.23	$3.83	$7.33	$5.92

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(34.9)	150.2	(61.3)	166.3
Post-retirement benefit plan adjustments, net of tax	(0.4)	(0.3)	(0.9)	(0.6)
Other comprehensive (loss) income	(35.3)	149.9	(62.2)	165.7
Comprehensive income	174.3	324.7	301.5	458.8
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.3	0.9	0.2
Plus: Gain on redemption of Series A Preferred Stock	—	27.6	—	27.6
Less: Preferred stock dividends	—	12.9	—	27.3
Comprehensive income attributable to common stockholders	$173.7	$339.1	$300.6	$458.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended
	June 30
	2026	2025
Operating activities:
Net income	$363.7	$293.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.8	96.7
Stock-based compensation expense	35.2	18.6
Cloud computing arrangement amortization	22.6	11.1
Amortization of debt issuance costs and debt discount	7.4	6.6
Deferred income taxes	14.4	(4.2)
Other operating activities, net	11.4	1.2
Changes in assets and liabilities:
Trade accounts receivable, net	(641.0)	(431.2)
Other accounts receivable	85.4	12.8
Inventories	(432.4)	(403.1)
Other current and noncurrent assets	(192.5)	(24.4)
Accounts payable	726.0	574.7
Accrued payroll and benefit costs	(19.2)	(38.0)
Other current and noncurrent liabilities	192.3	21.9
Net cash provided by operating activities	275.1	135.8
Investing activities:
Capital expenditures	(51.6)	(42.2)
Acquisition payments, net of cash acquired	—	(36.0)
Other investing activities, net	3.6	1.3
Net cash used in investing activities	(48.0)	(76.9)
Financing activities:
Net (repayments of) proceeds from short-term debt	(3.4)	5.4
Proceeds from issuance of long-term debt	5,328.3	3,589.0
Repayments of long-term debt	(5,172.9)	(2,989.4)
Debt issuance costs	(19.1)	(14.0)
Payments for taxes related to net-share settlement of equity awards	(48.1)	(18.4)
Repurchases of common stock	(39.9)	(50.0)
Redemption of preferred stock	—	(540.3)
Payment of common stock dividends	(48.8)	(44.2)
Payment of preferred stock dividends	—	(27.3)
Other financing activities, net	(18.0)	(19.1)
Net cash used in financing activities	(21.9)	(108.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	13.8
Net change in cash and cash equivalents	204.1	(35.6)
Cash and cash equivalents at the beginning of period	604.8	702.6
Cash and cash equivalents at the end of period	$808.9	$667.0
Supplemental disclosures:
Cash paid for interest	$172.3	$161.9
Cash paid for income taxes	$154.6	$143.1
Leased assets obtained in exchange for new lease liabilities:
Operating leases	$139.6	$203.0
Finance leases	$25.8	$14.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2025	$0.7	70,004,866	$—	4,339,431	$—	—	$1,507.3	$5,513.4	$(1,590.3)	(25,685,964)	$(5.2)	$(399.5)	$5,026.4
Exercise of stock-based awards	—	210,916					0.9		(7.0)	(24,295)			(6.1)
Stock-based compensation expense							16.1						16.1
Repurchases of common stock, including excise taxes									(25.3)	(92,657)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(53,762)					(9.0)	(6.9)					(15.9)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								153.8					153.8
Common stock dividends								(24.4)					(24.4)
Translation adjustments and other								(0.1)				(26.9)	(27.0)
Balance, March 31, 2026	$0.7	70,162,020	$—	4,339,431	$—	—	$1,515.3	$5,635.8	$(1,622.6)	(25,802,916)	$(4.9)	$(426.4)	$5,097.9
Exercise of stock-based awards	—	187,102					2.1		(27.9)	(79,542)			(25.8)
Stock-based compensation expense							19.1						19.1
Repurchases of common stock, including excise taxes									(25.3)	(72,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,111)					(0.2)	(0.2)					(0.4)
Noncontrolling interests											0.6		0.6
Net income attributable to WESCO International, Inc.								209.0					209.0
Common stock dividends								(24.4)					(24.4)
Dividends to noncontrolling interests											(2.9)		(2.9)
Translation adjustments and other								0.1				(35.3)	(35.2)
Balance, June 30, 2026	$0.7	70,348,011	$—	4,339,431	$—	—	$1,536.3	$5,820.3	$(1,675.8)	(25,954,686)	$(7.2)	$(461.7)	$5,212.6

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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2026, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Reclassifications
The unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025, includes certain reclassifications to previously reported amounts to conform to the current period's presentation. Such reclassifications had no impact on the totals of operating, investing and financing cash flow activities.
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
The following table disaggregates Wesco’s Net sales by geography for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
United States	$4,894.9	$4,386.9	$9,399.5	$8,361.5
Canada	872.2	804.0	1,699.3	1,516.8
Other International(1)	898.0	708.7	1,646.4	1,365.0
Total by geography(2)	$6,665.1	$5,899.6	$12,745.2	$11,243.3
(1)    No individual country's net sales are greater than 10% of total Net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Revenue associated with these arrangements is generally recognized within a year or less from the date of the advance billing or payment receipt. At June 30, 2026, December 31, 2025 and December 31, 2024, $208.9 million, $151.4 million and $141.8 million, respectively, of deferred revenue was recorded as a component of Other current liabilities in the Condensed Consolidated Balance Sheets. At June 30, 2026, $100.2 million of deferred revenue was recorded as a component of Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. The deferred revenue recorded as a component of Other noncurrent liabilities in the Condensed Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 was not material.
The following table sets forth the amount of revenue that was recognized in the periods presented that was included in the deferred revenue balance at the beginning of the period:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Revenue recognized	$24.3	$13.0	$75.5	$70.4
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $127.6 million and $109.4 million, for the three months ended June 30, 2026 and 2025, respectively, and by approximately $242.8 million and $222.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company's estimated product return obligation was $38.9 million and $33.7 million, respectively.
Billings to customers for shipping and handling are recognized in Net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of Selling, general and administrative expenses totaled $95.6 million and $83.9 million for the three months ended June 30, 2026 and 2025, respectively, and $184.4 million and $160.4 million for the six months ended June 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment, which correspond to our reporting units, for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2026	$843.8	$1,354.1	$1,145.5	$3,343.4
Foreign currency exchange rate changes	(18.0)	(2.9)	(8.5)	(29.4)
Ending balance, June 30, 2026	$825.8	$1,351.2	$1,137.0	$3,314.0

The components of intangible assets are as follows:

		As of
		June 30, 2026			December 31, 2025
	Life (in years)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$790.3	$—	$790.3	$791.6	$—	$791.6
Customer relationships	9 - 20	1,476.5	(566.0)	910.5	1,523.6	(570.2)	953.4
Distribution agreements	8	10.6	(2.0)	8.6	10.7	(1.3)	9.4
Trademarks	12	7.8	(7.2)	0.6	15.5	(14.0)	1.5
Software	7	16.0	(4.6)	11.4	16.0	(3.4)	12.6
Technology know-how	5	0.9	(0.3)	0.6	0.9	(0.2)	0.7
		$2,302.1	$(580.1)	$1,722.0	$2,358.3	$(589.1)	$1,769.2
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $21.0 million and $22.3 million for the three months ended June 30, 2026 and 2025, respectively, and $42.8 million and $44.5 million for the six months ended June 30, 2026 and 2025, respectively.
The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2026	$42.0
2027	83.0
2028	81.4
2029	80.3
2030	74.2
Thereafter	570.8
Total	$931.7

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
During the three and six months ended June 30, 2026 and 2025, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options granted	—	4,745	58,729	89,221
Weighted-average fair value	n/a	$79.03	$124.11	$76.72

Restricted stock units granted	3,853	7,144	143,165	222,747
Weighted-average fair value	$348.82	$164.30	$297.35	$179.33

Performance-based awards granted	747	4,562	49,187	76,864
Weighted-average fair value	$396.45	$194.03	$322.68	$191.86

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Risk free interest rate	n/a	4.0%	3.6%	4.1%
Expected life (in years)	n/a	5	5	5
Expected volatility	n/a	47%	45%	47%
Expected dividend yield	n/a	0.98%	0.68%	1.01%
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
The following table sets forth a summary of stock options and related information for the six months ended June 30, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	285,935	$156.62
Granted	58,729	295.31
Exercised	(20,125)	152.17
Forfeited	(1,029)	222.29
Outstanding at June 30, 2026	323,510	$181.87	7.7	$52.9
Exercisable at June 30, 2026	190,441	$151.06	6.8	$37.0
For the six months ended June 30, 2026, the aggregate intrinsic value of stock options exercised during such period was $3.8 million.
The following table sets forth a summary of stock-settled stock appreciation rights and related information for the six months ended June 30, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	411,759	$59.12
Granted	—	—
Exercised	(254,849)	54.59
Forfeited	(389)	42.44
Outstanding at June 30, 2026	156,521	$66.53	3.3	$43.7
Exercisable at June 30, 2026	156,521	$66.53	3.3	$43.7
For the six months ended June 30, 2026, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $71.4 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of restricted stock units and related information for the six months ended June 30, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	457,943	$165.89
Granted	143,165	297.35
Vested	(159,551)	167.85
Forfeited	(8,633)	214.92
Unvested at June 30, 2026	432,924	$207.84
The following table sets forth a summary of performance-based awards and related information for the six months ended June 30, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	194,635	$171.72
Granted	49,187	322.68
Vested	—	—
Forfeited	(59,240)	172.22
Unvested at June 30, 2026	184,582	$211.47
Wesco recognized $19.1 million and $8.4 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $35.2 million and $18.6 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively, which is included in Selling, general and administrative expenses for such periods. As of June 30, 2026, there was $107.2 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2026	$30.7
2027	46.7
2028	26.1
2029	3.7
6. STOCKHOLDERS’ EQUITY
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
During the three and six months ended June 30, 2026, the Company entered into spot repurchase transactions through a broker to purchase 72,228 and 164,885 shares of its common stock, respectively, in the open market for cash totaling $25.3 million and $50.6 million respectively, including excise taxes, of which, $10.2 million, was not yet paid in cash as of June 30, 2026, but represented an unconditional obligation, for which the Company recognized a short term liability within Other current liabilities on the Condensed Consolidated Balance Sheet. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three and six months ended June 30, 2025, the Company entered into spot repurchase transactions through a broker to purchase 147,300 and 300,528 shares of its common stock, respectively, in the open market for cash totaling $25.3 million and $50.6 million respectively, including

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.
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
As of June 22, 2025, the Company redeemed all 21,612 outstanding shares of its Series A Preferred Stock, and the related depositary shares, each representing 1/1,000th of one share of Series A Preferred Stock, at a redemption price of $25,000 per share, for a total payment of $540.3 million. The Company recognized a $27.6 million gain from the redemption as income attributable to common stockholders. Wesco funded the redemption with the net proceeds from the March 2025 issuance of the 6.375% senior notes due 2033.
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 26, 2026	March 13, 2026	March 31, 2026	$0.500	$24.4
May 28, 2026	June 12, 2026	June 30, 2026	$0.500	$24.4
The following table is a summary of cash dividends declared and paid on the Company’s common stock for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1
May 29, 2025	June 13, 2025	June 30, 2025	$0.454	$22.1
No quarterly cash dividends were paid on the Company’s Series A Preferred Stock during the three and six months ended June 30, 2026, as the Series A Preferred Stock was redeemed in June 2025. During the three and six months ended June 30, 2025, the Company's Board of Directors declared and the Company paid quarterly cash dividends totaling $12.9 million and $27.3 million, respectively, relating to its Series A Preferred Stock. For the three months ended June 30, 2025, the dividend rate per depositary share was prorated to $0.598, compared to the prior period dividend rates of $0.664, as a result of the redemption of the Series A Preferred Stock in June 2025.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the computation of Basic and Diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share data)	2026	2025	2026	2025
Net income attributable to WESCO International, Inc.	$209.0	$174.5	$362.8	$292.9
Plus: Gain on redemption of Series A Preferred Stock	—	27.6	—	27.6
Less: Preferred stock dividends	—	12.9	—	27.3
Net income attributable to common stockholders	$209.0	$189.2	$362.8	$293.2
Weighted-average common shares outstanding used in computing basic earnings per share	48.8	48.8	48.7	48.8
Common shares issuable upon exercise of dilutive equity awards	0.6	0.6	0.8	0.7
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.4	49.4	49.5	49.5
Earnings per share attributable to common stockholders
Basic	$4.28	$3.88	$7.45	$6.01
Diluted	$4.23	$3.83	$7.33	$5.92
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended June 30, 2026, there were approximately 0.1 million antidilutive shares. For the six months ended June 30, 2026, the number of antidilutive shares was immaterial. For the three and six months ended June 30, 2025, there were approximately 0.5 million antidilutive shares.
8. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	June 30, 2026	December 31, 2025
	(In millions)
International lines of credit	$2.1	$5.6
Accounts Receivable Securitization Facility	1,275.0	1,300.0
Revolving Credit Facility	578.9	581.5
7.250% Senior Notes due 2028, less debt discount of $3.1 in 2025	—	1,321.9
6.375% Senior Notes due 2029	900.0	900.0
5.250% Senior Notes due 2031	650.0	—
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	800.0
5.500% Senior Notes due 2034	850.0	—
Finance lease obligations	79.9	67.3
Total debt	5,985.9	5,826.3
Less: Unamortized debt issuance costs	(49.8)	(44.9)
Less: Short-term debt and current portion of long-term debt	(25.0)	(25.0)
Total long-term debt	$5,911.1	$5,756.4

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

7.250% Senior Notes due 2028
On April 29, 2026, WESCO Distribution, Inc. (“Wesco Distribution”) exercised its right to redeem the entire outstanding $1,325 million aggregate principal amount of the 7.250% Senior Notes due 2028 (the “2028 Notes”), and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee under the 2028 Notes Indenture, issued a notice of redemption to registered holders of the 2028 Notes.
On June 15, 2026, Wesco Distribution redeemed the $1,325 million aggregate principal amount of the 2028 Notes at a redemption price equal to 100% of the principal amount plus accrued interest up to, but not including, June 15, 2026. The redemption of the 2028 Notes was funded through the issuance of the 5.250% Senior Notes due 2031 and the 5.500% Senior Notes due 2034 as described below. The Company recognized a non-cash loss of $10.0 million from the redemption of the 2028 Notes resulting from the write-off of unamortized debt issuance costs and debt discount, which is recorded as a component of Interest expense, net in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2026.
5.250% Senior Notes due 2031
5.500% Senior Notes due 2034
On February 27, 2026, Wesco Distribution issued $650 million aggregate principal amount of 5.250% Senior Notes due 2031 (the “2031 Notes”) and $850 million aggregate principal amount of 5.500% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “2031 and 2034 Notes”). The 2031 and 2034 Notes were issued at prices of 100% of the aggregate principal amounts thereof. Wesco incurred costs related to the issuance of the 2031 and 2034 Notes totaling $8.3 million and $10.8 million, respectively, which were recorded as a reduction to the carrying value of the debt and are being amortized over the respective terms of the notes.
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
The Company used the net proceeds from the issuance of the 2031 and 2034 Notes to redeem the 2028 Notes on June 15, 2026 and to repay a portion of the amounts outstanding under its revolving credit facility (the “Revolving Credit Facility”). Prior to redeeming the 2028 Notes, the Company used the net proceeds to temporarily repay a portion of the outstanding borrowings under its accounts receivable securitization facility (the “Receivables Facility”) and Revolving Credit Facility. The Company subsequently redrew under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2028 Notes.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
The carrying value of Wesco’s debt instruments with fixed interest rates was $4,050.0 million and $3,871.9 million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of this debt was $4,104.0 million and $4,004.2 million as of June 30, 2026 and December 31, 2025, respectively. The reported carrying values of Wesco’s other debt instruments, including those with variable interest rates, approximated their fair values as of June 30, 2026 and December 31, 2025.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At June 30, 2026 and December 31, 2025, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in Other non-operating (income) expense in the Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $320.0 million and $286.3 million, at June 30, 2026 and December 31, 2025, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.

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
As of June 30, 2026, the Company has a loss contingency of approximately $49.0 million related to a matter in Other current liabilities, along with a corresponding insurance recovery receivable of $48.5 million in Other accounts receivable on the unaudited Condensed Consolidated Balance Sheet. As a result, the Company does not expect to incur a loss other than for the insurance deductible amount, which is not material to the unaudited Condensed Consolidated Financial Statements.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The availability, timing, amount, and process for recovering IEEPA tariffs previously paid by the Company remains subject to further developments. IEEPA tariff refunds are not expected to materially impact the unaudited Condensed Consolidated Financial Statements for the Company. The Company continues to monitor developments and evaluate potential impacts on its financial condition and results of operations.
11. INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 and 2025 was 22.9% and 26.1%, respectively. For the three months ended June 30, 2026 and 2025, the effective tax rate reflects discrete income tax benefits of $14.7 million and $0.3 million, respectively, resulting from the exercise of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 5.4 and 0.1 percentage points.
The effective tax rate for the six months ended June 30, 2026 and 2025 was 22.5% and 25.0%, respectively. For the six months ended June 30, 2026 and 2025, the effective tax rates reflect discrete income tax benefits of $22.5 million and $5.0 million, respectively, resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 4.8 and 1.3 percentage points.
During the six months ended June 30, 2026 and 2025, the Company purchased $54.9 million and $54.4 million, respectively, of transferable clean energy tax credits to reduce its U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including, but not limited to, conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance and/or seller guarantees.
The effective tax rate, excluding discrete income tax benefits, differs from the federal statutory income tax rate due primarily to state income taxes, nondeductible expenses, and the tax impact of international operations.
There have been no material adjustments to the Company's assessment of uncertain tax positions since December 31, 2025.
In October 2021, one of the Company’s Mexican affiliates received a tax assessment from the Mexican tax authorities related to its 2012 income tax return which was approximately $33.4 million as of December 31, 2025. The Company believed the assessment was without merit and the Company's Mexican affiliate filed an annulment lawsuit in the Mexican Federal Court of Administrative Justice (the “Court”). The Company expected to prevail in this litigation and, accordingly, did not recognize a liability for this assessment in its Consolidated Financial Statements. On April 23, 2026, the Company received the written decision of the Court, which was a split finding, mostly in favor of the government. Both parties filed appeals with the Mexican Federal Collegiate Circuit Court. The Company maintains that it ultimately expects to prevail upon final resolution of the matter.
12. BUSINESS SEGMENTS
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
The following tables present information about the Company’s reportable segments and reconcile Adjusted EBITDA by segment to Income before income taxes on a consolidated basis for the periods presented:

	Three Months Ended June 30, 2026
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,510.7	$2,681.2	$1,473.2	$6,665.1
Less:
Cost of goods sold (excluding depreciation and amortization)	1,897.8	2,097.1	1,214.2	5,209.1
Selling, general and administrative payroll expenses(1)(3)	245.2	186.4	62.9	494.5
Other segment items(2)	136.4	124.8	49.3	310.5
Adjusted EBITDA	$231.3	$272.9	$146.8	$651.0
Adjusted EBITDA margin %	9.2%	10.2%	10.0%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				42.6
Other expense, net				31.3
Stock-based compensation expense(3)				3.1
Unallocated amounts (Corporate):
Selling, general and administrative expenses				214.6
Interest expense, net(4)				110.4
Depreciation and amortization				8.5
Other income, net				(31.5)
Income before income taxes				$272.0
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Six Months Ended June 30, 2026
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$4,754.9	$5,160.1	$2,830.2	$12,745.2
Less:
Cost of goods sold (excluding depreciation and amortization)	3,608.8	4,057.8	2,330.8	9,997.4
Selling, general and administrative payroll expenses(1)(3)	473.6	364.7	124.5	962.8
Other segment items(2)	256.2	241.5	97.4	595.1
Adjusted EBITDA	$416.3	$496.1	$277.5	$1,189.9
Adjusted EBITDA margin %	8.8%	9.6%	9.8%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				84.1
Other expense, net				50.8
Stock-based compensation expense(3)				6.4
Unallocated amounts (Corporate):
Selling, general and administrative expenses				406.0
Interest expense, net(4)				207.1
Depreciation and amortization				17.7
Other income, net				(51.4)
Income before income taxes				$469.2
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
The following table sets forth Other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency (gains) losses:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2026	2025	2026	2025
EES	$12.6	$7.3	$19.4	$11.7
CSS	18.7	15.7	31.8	26.6
UBS	—	(2.2)	(0.4)	(2.4)
Reportable segments total	31.3	20.8	50.8	35.9
Corporate	(31.5)	(28.1)	(51.4)	(43.0)
Total	$(0.2)	$(7.3)	$(0.6)	$(7.1)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2026	2025	2026	2025
EES	$1.6	$1.8	$2.9	$3.0
CSS	2.3	1.7	3.8	3.3
UBS	2.6	4.0	6.0	9.4
Reportable segments total	6.5	7.5	12.7	15.7
Corporate	21.7	14.3	38.9	26.5
Total	$28.2	$21.8	$51.6	$42.2
The following table sets forth Total assets by reportable segment for the periods presented:

	As of
(In millions)	June 30, 2026	December 31, 2025
EES	$5,282.2	$4,860.8
CSS	7,242.5	6,827.0
UBS	4,034.8	3,798.6
Reportable segments total	16,559.5	15,486.4
Corporate(1)	1,248.3	1,008.5
Total	$17,807.8	$16,494.9
(1)    Total assets for Corporate primarily consist of cash and cash equivalents, income taxes receivable, deferred income taxes, property, buildings and equipment, and capitalized cloud computing arrangement costs.
13. SUBSEQUENT EVENTS
On July 1, 2026, the Company closed its acquisition of Newark Engineering Group (“Newark”), a Singapore-based provider of engineered cooling solutions and lifecycle services for data centers. The Company funded the base purchase price paid at closing of approximately $135.0 million with borrowings on the Revolving Credit Facility and cash on hand. Due to the timing of the close of the acquisition, the Company will complete its preliminary purchase price allocation during the third quarter of 2026.

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
Business Highlights
Our financial results reflect continued sales momentum in the first six months of 2026, highlighted by a 13.4% year-over-year increase in reported Net sales driven by volume growth across all three segments. For the first six months of 2026 compared to the first six months of 2025, organic sales increased by 12.5%, which adjusts for fluctuations in foreign exchange rates. All three of our segments contributed to growth, led by our CSS segment's data center solutions business. Our EES segment experienced continued growth across its OEM and construction businesses, fueled in part by continued demand for data center projects and increased infrastructure activity. Our UBS segment also delivered sales growth, driven by year-over-year increases in its United States and Canadian broadband businesses, along with growth in its utility business and increased grid services activity. We also saw record year-over-year backlog growth driven by all three segments.
During the first quarter of 2026, we issued 5.250% Senior Notes due 2031 (the “2031 Notes”) and 5.500% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “2031 and 2034 Notes”) in part to support the redemption of our 7.250% senior notes due 2028 (the “2028 Notes”) which occurred in the second quarter on June 15, 2026. Following the redemption of the 2028 Notes, we have no significant debt maturities until 2029. We expect this redemption to create substantial net income, earnings per share, and cash flow benefit.
We are actively monitoring and evaluating the potential effects of the February 20, 2026 U.S. Supreme Court ruling that invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). IEEPA tariff refunds are not expected to materially impact our unaudited Condensed Consolidated Financial Statements.
During the second quarter of 2026, we continued to execute on our multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency.
Taking the above highlights into consideration, we believe we are well positioned to benefit from enduring secular growth trends of AI-driven data centers, increased power generation, electrification, automation and reshoring.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
Second Quarter of 2026 versus Second Quarter of 2025
Net Sales
The following table sets forth Net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$6,665.1	$5,899.6	13.0%	—%	0.4%	—%	12.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated Net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the second quarter of 2026 compared to the second quarter of 2025.
Net sales were $6.7 billion for the second quarter of 2026 compared to $5.9 billion for the second quarter of 2025, an increase of 13.0%. Organic sales for the second quarter of 2026 grew by 12.6%. This growth reflects an approximate 10% increase in volume driven by all three segments (CSS, EES and UBS), and an approximate 3% benefit from price.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2026 was $5.2 billion compared to $4.7 billion for the second quarter of 2025, an increase of 11.9%. Cost of goods sold as a percentage of Net sales was 78.2% and 78.9% for the second quarter of 2026 and 2025, respectively. The favorable impact reflects improved gross margins in the EES and CSS segments, partially offset by a decline in the UBS segment.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the second quarter of 2026 totaled $1,022.7 million versus $872.2 million for the second quarter of 2025, an increase of $150.5 million, or 17.3%.
The following table reconciles SG&A expenses to Adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	June 30, 2026	% of Net sales	June 30, 2025	% of Net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,022.7	15.3%	$872.2	14.8%
Digital transformation costs(1)	(23.2)		(7.6)
Restructuring costs(2)	—		(0.5)
Adjusted SG&A expenses	$999.5	15.0%	$864.1	14.6%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
SG&A payroll and payroll-related expenses for the second quarter of 2026 were $628.1 million, an increase of $86.6 million compared to the same period in 2025, which primarily reflects increases of $33.4 million in commissions and incentives, $25.3 million in salaries, $15.6 million in benefits, and $10.7 million in stock-based compensation expense. The higher commissions and incentives expense was largely driven by increased commissions and management incentive accruals aligned with Company performance.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A expenses not related to payroll and payroll-related costs for the second quarter of 2026 were $394.6 million, an increase of $63.9 million compared to the same period in 2025, which primarily reflects increased professional and consulting fees of $15.3 million, increased transportation costs of $11.8 million, increased costs to operate our facilities of $10.9 million, and increased bad debt expense of $10.7 million. Additionally, digital transformation costs increased by $15.6 million year-over-year primarily due to increased costs associated with DDP deployment resources.
Income from Operations
Income from operations was $382.2 million for the second quarter of 2026 compared to $322.2 million for the second quarter of 2025, an increase of $60.0 million, or 18.6%. The increase primarily reflects higher Net sales and lower Cost of goods sold as a percentage of Net sales, partially offset by higher SG&A expenses as a percentage of Net sales.
Interest Expense, net
Net interest expense totaled $110.4 million for the second quarter of 2026 compared to $92.9 million for the second quarter of 2025. The increase of $17.5 million, or 18.8%, was primarily driven by higher net term debt throughout the second quarter of 2026 compared to the second quarter of 2025, as well as a $10.0 million non-cash loss on extinguishment of the 2028 Notes. These increases were partially offset by lower borrowings and lower rates on our accounts receivable securitization facility (the “Receivables Facility”) and our revolving credit facility (the “Revolving Credit Facility”) throughout the second quarter of 2026 compared to the second quarter of 2025.
Other Income, net
Other non-operating income totaled $0.2 million for the second quarter of 2026 compared to $7.3 million for the second quarter of 2025. We recognized a net foreign currency exchange loss of $2.3 million for the second quarter of 2026 compared to a net foreign currency exchange gain of $3.0 million for the second quarter of 2025. We also recognized $0.6 million and $2.3 million of income in the second quarter of 2026 and 2025, respectively, from adjustments to the fair value of the contingent consideration liability related to a recent acquisition.
Income Taxes
The provision for income taxes was $62.4 million for the second quarter of 2026 compared to $61.8 million for the corresponding quarter of the prior year, resulting in effective tax rates of 22.9% and 26.1%, respectively. The lower effective tax rate for the second quarter of 2026 is largely driven by higher discrete income tax benefits relating to the exercise of stock-based awards.
Net Income and Earnings per Share
Net income and Earnings per diluted share attributable to common stockholders were $209.0 million and $4.23, respectively, for the second quarter of 2026 compared to $189.2 million and $3.83, respectively, for the second quarter of 2025. Adjusted for the non-GAAP adjustments above and the related income tax effects, Net income and Earnings per diluted share attributable to common stockholders were $225.6 million and $4.57, respectively, for the three months ended June 30, 2026, and $167.5 million and $3.39, respectively, for the three months ended June 30, 2025.
The increase in Adjusted earnings per diluted share primarily reflects the increase in Net sales and lower Cost of goods sold as a percentage of Net sales, partially offset by higher Adjusted SG&A expenses.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $487.2 million for the second quarter of 2026, compared to $394.2 million for the second quarter of 2025, an increase of $93.0 million, or 23.6% year-over-year. The increase primarily reflects higher Net sales and gross margin.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended June 30, 2026. As further described below and in Note 12, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on Adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and Adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,510.7	$2,257.8	11.2%	—%	0.3%	—%	10.9%
Adjusted EBITDA	$231.3	$182.9
Adjusted EBITDA margin %	9.2%	8.1%
EES reported Net sales of $2.5 billion for the second quarter of 2026 compared to $2.3 billion for the second quarter of 2025, an increase of $252.9 million, or 11.2%. EES organic sales for the second quarter of 2026 increased by 10.9%, reflecting volume growth of approximately 6%, driven primarily by the construction and OEM businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 5%.
EES Adjusted EBITDA increased $48.4 million, or 26.5% year-over-year. The increase primarily reflects an increase in volume and price, as well as improved gross margin.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,681.2	$2,265.2	18.4%	—%	0.9%	—%	17.5%
Adjusted EBITDA	$272.9	$198.9
Adjusted EBITDA margin %	10.2%	8.8%
CSS reported Net sales of $2.7 billion for the second quarter of 2026 compared to $2.3 billion for the second quarter of 2025, an increase of $416.0 million, or 18.4%. CSS organic sales for the second quarter of 2026 grew by 17.5%, primarily reflecting volume growth of approximately 17%, driven primarily by the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS Adjusted EBITDA increased $74.0 million, or 37.2% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business as well as improved gross margin and lower SG&A expenses as a percentage of Net sales.
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,473.2	$1,376.6	7.0%	—%	—%	—%	7.0%
Adjusted EBITDA	$146.8	$143.7
Adjusted EBITDA margin %	10.0%	10.4%
UBS reported Net sales of $1,473.2 million for the second quarter of 2026 compared to $1,376.6 million for the second quarter of 2025, an increase of $96.6 million, or 7.0%, reflecting volume growth of approximately 4% driven by the broadband and utility businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS Adjusted EBITDA increased $3.1 million, or 2.2% year-over-year.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following tables reconcile Net income attributable to common stockholders to Adjusted EBITDA and Adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended June 30, 2026
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$204.1	$232.2	$136.8	$(364.1)	$209.0
Net income (loss) attributable to noncontrolling interests	0.2	0.6	—	(0.2)	0.6
Provision for income taxes(1)	—	—	—	62.4	62.4
Interest expense, net(1)	—	—	—	110.4	110.4
Depreciation and amortization	13.7	19.8	9.1	8.5	51.1
Other expense (income), net	12.6	18.7	—	(31.5)	(0.2)
Stock-based compensation expense	0.7	1.6	0.9	15.9	19.1
Digital transformation costs(2)	—	—	—	23.2	23.2
Cloud computing arrangement amortization(3)	—	—	—	11.6	11.6
Adjusted EBITDA	$231.3	$272.9	$146.8	$(163.8)	$487.2
Adjusted EBITDA margin %	9.2%	10.2%	10.0%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile Selling, general and administrative expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders and Earnings per diluted share to Adjusted selling, general and administrative expenses, Adjusted income from operations, Adjusted provision for income taxes, Adjusted net income attributable to common stockholders, and Adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	June 30, 2026	June 30, 2025
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,022.7	$872.2
Digital transformation costs(1)	(23.2)	(7.6)
Restructuring costs(2)	—	(0.5)
Adjusted SG&A expenses	$999.5	$864.1

Adjusted Income from Operations:
Income from operations	$382.2	$322.2
Digital transformation costs(1)	23.2	7.6
Restructuring costs(2)	—	0.5
Adjusted income from operations	$405.4	$330.3

Adjusted Provision for Income Taxes:
Provision for income taxes	$62.4	$61.8
Income tax effect of adjustments to Income from operations(3)	6.6	2.2
Adjusted provision for income taxes	$69.0	$64.0

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$209.0	$189.2
Digital transformation costs(1)	23.2	7.6
Restructuring costs(2)	—	0.5
Income tax effect of adjustments to Income from operations(3)	(6.6)	(2.2)
Gain on redemption of Series A Preferred Stock	—	(27.6)
Adjusted net income attributable to common stockholders	$225.6	$167.5
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    The adjustments to Income from operations have been tax effected at rates of 28.4% and 26.3% for the three months ended June 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2026	June 30, 2025
(In millions, except per share data)
Adjusted income from operations	$405.4	$330.3
Interest expense, net	110.4	92.9
Other income, net	(0.2)	(7.3)
Adjusted income before income taxes	295.2	244.7
Adjusted provision for income taxes	69.0	64.0
Adjusted net income	226.2	180.7
Net income attributable to noncontrolling interests	0.6	0.3
Adjusted net income attributable to WESCO International, Inc.	225.6	180.4
Preferred stock dividends	—	12.9
Adjusted net income attributable to common stockholders	$225.6	$167.5

Diluted shares	49.4	49.4
Adjusted earnings per diluted share	$4.57	$3.39
Note: For the three months ended June 30, 2026, Selling, general and administrative expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs and the related income tax effects. For the three months ended June 30, 2025, Selling, general and administrative expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, Restructuring costs, and the related income tax effects, and the Gain on redemption of the Company's Series A Preferred Stock. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025
Net Sales
The following table sets forth Net sales and organic sales growth for the periods presented:

	Six Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$12,745.2	$11,243.3	13.4%	—%	0.9%	—%	12.5%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated Net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first six months of 2026 compared to the first six months of 2025.
Net sales were $12.7 billion for the first six months of 2026 compared to $11.2 billion for the first six months of 2025, an increase of 13.4%. Organic sales for the first six months of 2026 grew by 12.5%. This growth reflects an approximate 10% increase in volume driven by all three segments (CSS, EES, and UBS), and an approximate 3% benefit from price.
Cost of Goods Sold
Cost of goods sold for the first six months of 2026 was $10.0 billion compared to $8.9 billion for the first six months of 2025, an increase of 12.6%. Cost of goods sold as a percentage of Net sales was 78.4% and 78.9% for the first six months of 2026 and 2025, respectively. The favorable impact reflects improved gross margin in the EES and CSS segments, partially offset by a decline in the UBS segment.
Selling, General and Administrative Expenses
SG&A expenses for the first six months of 2026 totaled $2.0 billion versus $1.7 billion for the first six months of 2025, an increase of $261.8 million, or 15.3%.
The following table reconciles SG&A expenses to Adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Six Months Ended
	June 30, 2026	% of Net sales	June 30, 2025	% of Net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,970.3	15.5%	$1,708.5	15.2%
Digital transformation costs(1)	(40.7)		(13.8)
Restructuring costs(2)	—		(1.6)
Adjusted SG&A expenses	$1,929.6	15.1%	$1,693.1	15.1%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
SG&A payroll and payroll-related expenses for the first six months of 2026 were $1,213.0 million, an increase of $152.1 million compared to the same period in 2025, which primarily reflects increases of $55.7 million in commissions and incentives, $51.8 million in salaries, $25.0 million in benefits, and $16.6 million in stock-based compensation expense. The higher commissions and incentives expense was largely driven by increased commissions and management incentive accruals aligned with Company performance.
SG&A expenses not related to payroll and payroll-related costs for the first six months of 2026 were $757.3 million, an increase of $109.7 million compared to the same period in 2025, which primarily reflects increased professional and consulting fees of $26.0 million, increased transportation costs of $24.1 million, increased costs to operate our facilities of $21.3 million, and increased IT costs of $20.6 million. Additionally, digital transformation costs increased by $26.9 million year-over-year primarily due to increased costs associated with DDP deployment resources.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Income from Operations
Income from operations was $675.7 million for the first six months of 2026 compared to $563.1 million for the first six months of 2025, an increase of $112.6 million, or 20.0%. The increase primarily reflects higher Net sales and lower Cost of goods sold as a percentage of Net sales, partially offset by higher SG&A expenses as a percentage of Net sales.
Interest Expense, net
Net interest expense totaled $207.1 million for the first six months of 2026 compared to $179.2 million for the first six months of 2025. The increase of $27.9 million, or 15.6%, was primarily driven by higher net term debt throughout the first six months of 2026 compared to the first six months of 2025, as well as a $10.0 million non-cash loss on extinguishment of the 2028 Notes. These increases were partially offset by lower borrowings and lower rates on our Receivables Facility and our Revolving Credit Facility throughout the first six months of 2026 compared to the first six months of 2025.
Other Income, net
Other non-operating income totaled $0.6 million for the first six months of 2026 compared to $7.1 million for the first six months of 2025. We recognized a net foreign currency exchange loss of $3.1 million for the first six months of 2026 compared to a net foreign currency exchange gain of $1.9 million for the first six months of 2025. We also recognized $1.1 million and $2.4 million of income in the first six months of 2026 and 2025, respectively, from adjustments to the fair value of the contingent consideration liability related to a recent acquisition.
The following table reconciles Other non-operating income to Adjusted other non-operating income, which is a non-GAAP financial measure, for the periods presented:

	Six Months Ended
	June 30, 2026	June 30, 2025
Adjusted Other Income, net:	(In millions)
Other income, net	$(0.6)	$(7.1)
Loss on termination of business arrangement(1)	—	(0.3)
Adjusted other income, net	$(0.6)	$(7.4)
(1)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
Income Taxes
The provision for income taxes was $105.5 million for the first six months of 2026 compared to $97.9 million in last year's comparable period, resulting in effective tax rates of 22.5% and 25.0%, respectively. The lower effective tax rate for the first six months of 2026 is largely driven by higher discrete income tax benefits relating to the exercise and vesting of stock-based awards.
Net Income and Earnings per Share
Net income and Earnings per diluted share attributable to common stockholders were $362.8 million and $7.33, respectively, for the first six months of 2026 compared to $293.2 million and $5.92, respectively, for the first six months of 2025. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $27.6 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, Net income and Earnings per diluted share attributable to common stockholders were $392.4 million and $7.93, respectively, for the first six months of 2026 and $277.2 million and $5.60, respectively, for the first six months of 2025.
The increase in Adjusted earnings per diluted share primarily reflects the increase in Net sales and lower Cost of goods sold as a percentage of Net sales.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $876.0 million for the first six months of 2026 compared to $704.9 million for the first six months of 2025, an increase of $171.1 million, or 24.3% year-over-year. The increase primarily reflects higher Net sales and gross margin.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the six months ended June 30, 2026. As further described below and in Note 12, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the CODM allocates resources and evaluates the performance of the Company’s reportable segments based on Adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and Adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,754.9	$4,323.1	10.0%	—%	0.9%	—%	9.1%
Adjusted EBITDA	$416.3	$325.5
Adjusted EBITDA Margin %	8.8%	7.5%
EES reported Net sales of $4.8 billion for the first six months of 2026 compared to $4.3 billion for the first six months of 2025, an increase of $431.8 million, or 10.0%. EES organic sales for the first six months of 2026 grew by 9.1%, reflecting volume growth of approximately 5%, driven primarily by the construction and OEM businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 4%.
EES Adjusted EBITDA increased $90.8 million, or 27.9% year-over-year. The increase primarily reflects an increase in volume and price, as well as improved gross margin.
Communications & Security Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$5,160.1	$4,265.5	21.0%	—%	1.3%	—%	19.7%
Adjusted EBITDA	$496.1	$357.4
Adjusted EBITDA Margin %	9.6%	8.4%
CSS reported Net sales of $5.2 billion for the first six months of 2026 compared to $4.3 billion for the first six months of 2025, an increase of $894.6 million, or 21.0%. CSS organic sales for the first six months of 2026 grew by 19.7%, primarily reflecting volume growth of approximately 19%, driven primarily by the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS Adjusted EBITDA increased $138.7 million, or 38.8% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business, as well as improved gross margin and lower SG&A expenses as a percentage of Net sales.
Utility & Broadband Solutions

	Six Months Ended		Growth/(Decline)
	June 30, 2026	June 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,830.2	$2,654.7	6.6%	—%	0.2%	—%	6.4%
Adjusted EBITDA	$277.5	$282.0
Adjusted EBITDA Margin %	9.8%	10.6%

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
UBS reported Net sales of $2.8 billion for the first six months of 2026 compared to $2.7 billion for the first six months of 2025, an increase of $175.5 million, or 6.6%. UBS organic sales for the first six months of 2026 grew by 6.4%, reflecting volume growth of approximately 3% driven by the broadband and utility businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS Adjusted EBITDA decreased $4.5 million, or 1.6% year-over-year.
The following tables reconcile Net income attributable to common stockholders to Adjusted EBITDA and Adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended June 30, 2026
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$368.2	$420.5	$258.5	$(684.4)	$362.8
Net income (loss) attributable to noncontrolling interests	0.3	1.1	—	(0.5)	0.9
Provision for income taxes(1)	—	—	—	105.5	105.5
Interest expense, net(1)	—	—	—	207.1	207.1
Depreciation and amortization	26.9	39.5	17.7	17.7	101.8
Other expense (income), net	19.4	31.8	(0.4)	(51.4)	(0.6)
Stock-based compensation expense	1.5	3.2	1.7	28.8	35.2
Digital transformation costs(2)	—	—	—	40.7	40.7
Cloud computing arrangement amortization(3)	—	—	—	22.6	22.6
Adjusted EBITDA	$416.3	$496.1	$277.5	$(313.9)	$876.0
Adjusted EBITDA margin %	8.8%	9.6%	9.8%
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile Selling, general and administrative expenses, Income from operations, Other non-operating income, Provision for income taxes, Net income attributable to common stockholders and Earnings per diluted share to Adjusted selling, general and administrative expenses, Adjusted income from operations, Adjusted other non-operating income, Adjusted provision for income taxes, Adjusted net income attributable to common stockholders, and Adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Six Months Ended
	June 30, 2026	June 30, 2025
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,970.3	$1,708.5
Digital transformation costs(1)	(40.7)	(13.8)
Restructuring costs(2)	—	(1.6)
Adjusted SG&A expenses	$1,929.6	$1,693.1

Adjusted Income from Operations:
Income from operations	$675.7	$563.1
Digital transformation costs(1)	40.7	13.8
Restructuring costs(2)	—	1.6
Adjusted income from operations	$716.4	$578.5

Adjusted Other Income, net:
Other income, net	$(0.6)	$(7.1)
Loss on termination of business arrangement(3)	—	(0.3)
Adjusted other income, net	$(0.6)	$(7.4)

Adjusted Provision for Income Taxes:
Provision for income taxes	$105.5	$97.9
Income tax effect of adjustments to Income from operations and Other income, net(4)	11.1	4.1
Adjusted provision for income taxes	$116.6	$102.0

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$362.8	$293.2
Digital transformation costs(1)	40.7	13.8
Restructuring costs(2)	—	1.6
Loss on termination of business arrangement(3)	—	0.3
Income tax effect of adjustments to Income from operations and Other income, net(4)	(11.1)	(4.1)
Gain on redemption of Series A Preferred Stock	—	(27.6)
Adjusted net income attributable to common stockholders	$392.4	$277.2
(1) Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(4)    The adjustments to Income from operations and Other income, net have been tax effected at rates of 27.2% and 26.3% for the six months ended June 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Six Months Ended
Adjusted Earnings per Diluted Share:	June 30, 2026	June 30, 2025
(In millions, except per share data)
Adjusted income from operations	$716.4	$578.5
Interest expense, net	207.1	179.2
Adjusted other income, net	(0.6)	(7.4)
Adjusted income before income taxes	509.9	406.7
Adjusted provision for income taxes	116.6	102.0
Adjusted net income	393.3	304.7
Net income attributable to noncontrolling interests	0.9	0.2
Adjusted net income attributable to WESCO International, Inc.	392.4	304.5
Preferred stock dividends	—	27.3
Adjusted net income attributable to common stockholders	$392.4	$277.2

Diluted shares	49.5	49.5
Adjusted earnings per diluted share	$7.93	$5.60
Note: For the six months ended June 30, 2026, Selling, general and administrative expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs and the related income tax effects. For the six months ended June 30, 2025, SG&A expenses, Income from operations, Other non-operating (income) expense, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, Restructuring costs, the Loss on termination of business arrangement, and the related income tax effects, and the Gain on redemption of the Company's Series A Preferred Stock. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,725 million and the purchase limit under the Receivables Facility is $1,550 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $1.0 million and $12.0 million. As of June 30, 2026, we had $2.1 million outstanding under our international lines of credit.
As of June 30, 2026, we had $578.9 million outstanding and $1,110.7 million in available borrowing capacity on the Revolving Credit Facility after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit. Additionally as of June 30, 2026, we had $1,275.0 million outstanding and $275.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $302.0 million, provided liquidity of approximately $1.7 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
For disclosure of our debt instruments, including our outstanding indebtedness as of June 30, 2026, see Note 8, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
On February 27, 2026, Wesco Distribution issued $650 million aggregate principal amount of 2031 Notes and $850 million aggregate principal amount of 2034 Notes. We used the net proceeds from the issuance of the 2031 and 2034 Notes to redeem all of our outstanding 2028 Notes on June 15, 2026. Prior to redeeming the 2028 Notes, we used the net proceeds to temporarily repay a portion of the outstanding borrowings under our Receivables Facility and Revolving Credit Facility. We subsequently redrew under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2028 Notes.
We regularly review our mix of fixed versus variable rate debt, and we may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable in the first six months of 2026, after the Federal Reserve reduced its benchmark interest rate by 50 basis points in the fourth quarter of 2025. Future interest rate changes would raise or lower the rates we pay on our variable rate debt and would contribute to fluctuations in interest expense versus prior periods.
As of June 30, 2026, approximately 68% of our debt portfolio consisted of fixed rate debt. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at debt reduction, the payment of dividends, share repurchases, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the second quarter of 2026, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of June 30, 2026.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 3.0x as of June 30, 2026 and 3.4x as of December 31, 2025.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	June 30, 2026	December 31, 2025
(In millions, except ratios)
Net income attributable to common stockholders	$715.5	$645.8
Net income attributable to noncontrolling interests	3.0	2.3
Gain on redemption of Series A Preferred Stock	(5.3)	(32.9)
Preferred stock dividends	—	27.3
Provision for income taxes	221.0	213.4
Interest expense, net	414.5	386.7
Depreciation and amortization	202.6	197.6
EBITDA	$1,551.3	$1,440.2
Other income, net	(3.1)	(9.6)
Stock-based compensation expense	57.1	40.5
Digital transformation costs(1)	62.1	35.2
Cloud computing arrangement amortization(2)	41.8	30.2
Restructuring costs(3)	(1.6)	—
Adjusted EBITDA	$1,707.6	$1,536.5

	As of
	June 30, 2026	December 31, 2025
Short-term debt and current portion of long-term debt, net	$25.0	$25.0
Long-term debt, net	5,911.1	5,756.4
Debt discount and debt issuance costs(4)	49.8	48.0
Total debt	5,985.9	5,829.4
Less: Cash and cash equivalents	808.9	604.8
Total debt, net of cash	$5,177.0	$5,224.6

Financial leverage ratio	3.0	3.4
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
An analysis of cash flow for the first six months of 2026 and 2025 follows:
Operating Activities
Net cash provided by operating activities for the first six months of 2026 totaled $275.1 million, compared to $135.8 million for the first six months of 2025. The $139.3 million increase is driven by a $170.4 million impact from changes in other current and noncurrent liabilities, primarily driven by increases in deferred revenue due to advance payments from customers and milestone billings. Accounts payable additionally contributed to the increase, with a $151.3 million impact primarily driven by increased inventory purchases, as well as the timing of inventory purchases and payments to suppliers as compared to the prior year. An increase in net income as adjusted for certain non-cash items also contributed to the increase in operating cash flows.
These increases were partially offset by a $209.8 million impact from changes in trade accounts receivable and a $168.1 million impact from changes in other current and noncurrent assets. The impact from trade accounts receivable was primarily due to sales growth in all three segments, as well as the timing of receipts from customers as compared to the prior year, and the impact from other current and noncurrent assets was primarily due to increases in supplier prepayments.
Investing Activities
Net cash used in investing activities for the first six months of 2026 was $48.0 million compared to $76.9 million in the first six months of 2025. Included in the first six months of 2026 were capital expenditures of $51.6 million compared to $42.2 million in the first six months of 2025. Capital expenditures in the first six months of 2026 and 2025 primarily comprised leasehold improvements and equipment to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives. Included in the first six months of 2025 was $36.3 million paid to acquire Industrial Software Solutions, net of cash acquired.
Financing Activities
Net cash used in financing activities for the first six months of 2026 was $21.9 million, compared to $108.3 million during the first six months of 2025. During the first six months of 2026, financing activities primarily comprised the redemption of our $1,325 million aggregate principal amount of 2028 Notes, net repayments of $25.0 million related to our Receivables Facility, payment of debt issuance costs of $19.1 million related to the issuance of the 2031 and 2034 Notes, net borrowings of $5.4 million related to our Revolving Credit Facility, and proceeds of $650.0 million and $850.0 million related to the issuance of the 2031 and 2034 Notes, respectively. The first six months of 2026 also included $48.8 million of dividends paid to holders of our common stock, $48.1 million of payments for taxes related to the exercise and vesting of stock-based awards, and $39.9 million of common stock repurchases.
During the first six months of 2025, financing activities primarily comprised proceeds of $800.0 million related to the issuance of the 6.375% senior notes due 2033 (the “2033 Notes”), net repayments of $150.0 million related to our Receivables Facility, net repayments of $50.0 million related to our Revolving Credit Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first six months of 2025 also included $540.3 million paid to redeem our Series A Preferred Stock, $50.0 million of common stock repurchases, $44.2 million and $27.3 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $18.4 million of payments for taxes related to the exercise and vesting of stock-based awards.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
During the quarterly period ended June 30, 2026, the Company continued its multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company concluded, as part of its evaluation described in the above paragraphs, that the current quarter developments have not materially affected, or are reasonably likely to materially affect, its internal control over financial reporting and will continue to make such an assessment throughout the implementation period.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As set forth in Note 10, “Commitments and Contingencies” to the Notes to the unaudited Condensed Consolidated Financial Statements, from time to time, a number of lawsuits and claims have been or may be asserted against us relating to the conduct of our business, including litigation relating to commercial, product and employment matters. The outcome of any litigation cannot be predicted with certainty, and some lawsuits may be determined adversely to us. However, management does not believe that the ultimate outcome of any such pending matters is likely to have a material adverse effect on our financial condition or liquidity, although the resolution in any fiscal period of one or more of these matters may have a material adverse effect on our results of operations for that period.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A. to Part I of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
April 1 - April 30, 2026	5,798	$330.58	—	$388.9
May 1 - May 31, 2026	73,351	$351.77	—	$388.9
June 1 - June 30, 2026	73,732	$346.42	72,228	$363.9
Total	152,881	$348.38	72,228
(1)    There were 80,653 shares purchased during the quarterly period ended June 30, 2026 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended June 30, 2026, the Company entered into spot repurchase transactions through brokers to purchase 72,228 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.1	Consulting Services Agreement, dated June 1, 2026, between WESCO International, Inc. and David Schulz	Incorporated by reference to Exhibit 10.1 to Wesco's Current Report on Form 8-K, dated May 28, 2026

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

July 30, 2026	By:	/s/ Indraneel Dev
(Date)		Indraneel Dev
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2026	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)