Form 10-Q
period 2026-09-30
WESCO INTERNATIONAL INC
filed 2026-10-29
CIK 929008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2026, 48,669,827 shares of common stock, $0.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The interim financial information required by this item is set forth in the unaudited Condensed Consolidated Financial Statements and Notes thereto in this Quarterly Report on Form 10-Q, as follows:

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares)
(unaudited)

	As of
Assets	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$842.5	$604.8
Trade accounts receivable, net of allowance for expected credit losses of $84.5 and $63.6 in 2026 and 2025, respectively	5,050.2	4,069.6
Other accounts receivable	518.2	522.4
Inventories	4,687.1	4,008.8
Prepaid expenses and other current assets	440.4	250.6
Total current assets	11,538.4	9,456.2
Property, buildings and equipment, net of accumulated depreciation of $695.1 and $626.1 in 2026 and 2025, respectively	488.5	466.8
Operating lease assets	911.3	888.3
Intangible assets, net	1,765.2	1,769.2
Goodwill	3,376.0	3,343.4
Deferred income taxes	47.5	45.7
Other assets	647.9	525.3
Total assets	$18,774.8	$16,494.9
Liabilities and Equity
Current liabilities:
Accounts payable	$4,166.1	$3,030.5
Accrued payroll and benefit costs	338.5	283.0
Short-term debt and current portion of long-term debt	24.8	25.0
Other current liabilities	1,225.0	958.3
Total current liabilities	5,754.4	4,296.8
Long-term debt, net of debt discount and debt issuance costs of $50.6 and $48.0 in 2026 and 2025, respectively	5,982.8	5,756.4
Operating lease liabilities	767.0	752.2
Deferred income taxes	448.4	427.2
Other noncurrent liabilities	389.4	235.9
Total liabilities	$13,342.0	$11,468.5
Commitments and Contingencies (Note 11)
Equity:
Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	$—	$—
Common stock, $.01 par value; 210,000,000 shares authorized, 70,364,027 and 70,004,866 shares issued and 48,669,487 and 48,658,333 shares outstanding in 2026 and 2025, respectively	0.7	0.7
Class B nonvoting convertible common stock, $.01 par value; 20,000,000 shares authorized, 4,339,431 issued and no shares outstanding in 2026 and 2025, respectively	—	—
Additional capital	1,557.2	1,507.3
Retained earnings	6,063.5	5,513.4
Treasury stock, at cost; 26,033,971 and 25,685,964 shares in 2026 and 2025, respectively	(1,703.2)	(1,590.3)
Accumulated other comprehensive loss	(478.9)	(399.5)
Total WESCO International, Inc. equity	5,439.3	5,031.6
Noncontrolling interests	(6.5)	(5.2)
Total equity	5,432.8	5,026.4
Total liabilities and equity	$18,774.8	$16,494.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Net sales	$7,226.4	$6,199.1	$19,971.6	$17,442.4
Cost of goods sold (excluding depreciation and amortization)	5,660.6	4,881.7	15,658.0	13,756.7
Selling, general and administrative expenses	1,062.4	922.9	3,032.7	2,631.4
Depreciation and amortization	52.6	49.1	154.4	145.8
Income from operations	450.8	345.4	1,126.5	908.5
Interest expense, net	93.6	99.0	300.7	278.2
Other expense (income), net	1.9	—	1.3	(7.0)
Income before income taxes	355.3	246.4	824.5	637.3
Provision for income taxes	86.8	57.8	192.3	155.7
Net income	268.5	188.6	632.2	481.6
Less: Net income attributable to noncontrolling interests	0.7	1.1	1.6	1.3
Net income attributable to WESCO International, Inc.	267.8	187.5	630.6	480.3
Plus: Gain on redemption of Series A Preferred Stock	—	—	—	27.6
Less: Preferred stock dividends	—	—	—	27.3
Net income attributable to common stockholders	$267.8	$187.5	$630.6	$480.6

Earnings per share attributable to common stockholders
Basic	$5.50	$3.85	$12.95	$9.85
Diluted	$5.43	$3.79	$12.77	$9.71

Other comprehensive (loss) income:
Foreign currency translation adjustments and other	(11.6)	(47.3)	(72.9)	119.0
Post-retirement benefit plan adjustments, net of tax	(5.6)	(0.4)	(6.5)	(1.0)
Other comprehensive (loss) income	(17.2)	(47.7)	(79.4)	118.0
Comprehensive income	251.3	140.9	552.8	599.6
Less: Comprehensive income attributable to noncontrolling interests	0.7	1.1	1.6	1.3
Plus: Gain on redemption of Series A Preferred Stock	—	—	—	27.6
Less: Preferred stock dividends	—	—	—	27.3
Comprehensive income attributable to common stockholders	$250.6	$139.8	$551.2	$598.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended
	September 30
	2026	2025
Operating activities:
Net income	$632.2	$481.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154.4	145.8
Stock-based compensation expense	55.9	29.3
Cloud computing arrangement amortization	35.2	20.1
Amortization of debt issuance costs and debt discount	10.1	9.9
Other operating activities, net	20.6	(1.2)
Changes in assets and liabilities:
Trade accounts receivable, net	(1,003.5)	(703.6)
Other accounts receivable	(21.2)	(43.0)
Inventories	(704.9)	(506.3)
Other current and noncurrent assets	(332.9)	(71.3)
Accounts payable	1,152.3	674.1
Accrued payroll and benefit costs	51.9	(3.5)
Other current and noncurrent liabilities	418.9	21.2
Net cash provided by operating activities	469.0	53.1
Investing activities:
Capital expenditures	(80.7)	(55.4)
Acquisition payments, net of cash acquired	(127.7)	(36.0)
Other investing activities, net	4.6	(9.0)
Net cash used in investing activities	(203.8)	(100.4)
Financing activities:
Net (repayments of) proceeds from short-term debt	(4.2)	4.9
Proceeds from issuance of long-term debt	7,533.9	5,073.7
Repayments of long-term debt	(7,305.8)	(4,399.1)
Debt issuance costs	(22.7)	(14.0)
Payments for taxes related to net-share settlement of equity awards	(50.5)	(35.9)
Repurchases of common stock	(75.0)	(75.0)
Redemption of preferred stock	—	(540.3)
Payment of common stock dividends	(73.1)	(66.3)
Payment of preferred stock dividends	—	(27.3)
Other financing activities, net	(24.6)	(14.9)
Net cash used in financing activities	(22.0)	(94.2)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	10.8
Net change in cash and cash equivalents	237.7	(130.7)
Cash and cash equivalents at the beginning of period	604.8	702.6
Cash and cash equivalents at the end of period	$842.5	$571.9
Supplemental disclosures:
Cash paid for interest	$283.0	$275.3
Cash paid for income taxes	$194.4	$213.2
Leased assets obtained in exchange for new lease liabilities:
Operating leases	$198.2	$300.5
Finance leases	$33.1	$23.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except shares)
(unaudited)

			Class B		Series A			Retained				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Common Stock		Preferred Stock		Additional	Earnings	Treasury Stock		Noncontrolling
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Amount	Shares	Interests		Total
Balance, December 31, 2025	$0.7	70,004,866	$—	4,339,431	$—	—	$1,507.3	$5,513.4	$(1,590.3)	(25,685,964)	$(5.2)	$(399.5)	$5,026.4
Exercise of stock-based awards	—	210,916					0.9		(7.0)	(24,295)			(6.1)
Stock-based compensation expense							16.1						16.1
Repurchases of common stock, including excise taxes									(25.3)	(92,657)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(53,762)					(9.0)	(6.9)					(15.9)
Noncontrolling interests											0.3		0.3
Net income attributable to WESCO International, Inc.								153.8					153.8
Common stock dividends								(24.4)					(24.4)
Translation adjustments and other								(0.1)				(26.9)	(27.0)
Balance, March 31, 2026	$0.7	70,162,020	$—	4,339,431	$—	—	$1,515.3	$5,635.8	$(1,622.6)	(25,802,916)	$(4.9)	$(426.4)	$5,097.9
Exercise of stock-based awards	—	187,102					2.1		(27.9)	(79,542)			(25.8)
Stock-based compensation expense							19.1						19.1
Repurchases of common stock, including excise taxes									(25.3)	(72,228)			(25.3)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,111)					(0.2)	(0.2)					(0.4)
Noncontrolling interests											0.6		0.6
Net income attributable to WESCO International, Inc.								209.0					209.0
Common stock dividends								(24.4)					(24.4)
Dividends to noncontrolling interests											(2.9)		(2.9)
Translation adjustments and other								0.1				(35.3)	(35.2)
Balance, June 30, 2026	$0.7	70,348,011	$—	4,339,431	$—	—	$1,536.3	$5,820.3	$(1,675.8)	(25,954,686)	$(7.2)	$(461.7)	$5,212.6
Exercise of stock-based awards	—	17,933					0.6		(2.2)	(6,118)			(1.6)
Stock-based compensation expense							20.7						20.7
Repurchases of common stock, including excise taxes									(25.2)	(73,167)			(25.2)
Tax withholding related to vesting of restricted stock units and retirement of common stock	—	(1,917)					(0.4)	(0.3)					(0.7)
Noncontrolling interests											0.7		0.7
Net income attributable to WESCO International, Inc.								267.8					267.8
Common stock dividends								(24.3)					(24.3)
Translation adjustments and other												(17.2)	(17.2)
Balance, September 30, 2026	$0.7	70,364,027	$—	4,339,431	$—	—	$1,557.2	$6,063.5	$(1,703.2)	(26,033,971)	$(6.5)	$(478.9)	$5,432.8
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2026, the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, the unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, and the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, respectively, in the opinion of management, have been prepared on the same basis as the audited Consolidated Financial Statements and include all adjustments necessary for the fair statement of the results of the interim periods presented herein. All adjustments reflected in the unaudited condensed consolidated financial information are of a normal recurring nature unless indicated. The results for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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
The following table disaggregates Wesco’s Net sales by geography for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2026	2025	2026	2025
United States	$5,299.7	$4,546.1	$14,699.2	$12,907.6
Canada	922.8	844.1	2,622.1	2,360.9
Other International(1)	1,003.9	808.9	2,650.3	2,173.9
Total by geography(2)	$7,226.4	$6,199.1	$19,971.6	$17,442.4
(1)    No individual country's net sales are greater than 10% of total Net sales.
(2)    Wesco attributes revenues from external customers to individual countries on the basis of point of sale.
Due to the terms of certain contractual arrangements, Wesco bills or receives payment from its customers in advance of satisfying the respective performance obligation. Such advance billings or payments are recorded as deferred revenue and recognized as revenue when the performance obligation has been satisfied and control has transferred to the customer, which is generally upon shipment. Revenue associated with these arrangements is generally recognized within a year or less from the date of the advance billing or payment receipt. At September 30, 2026, December 31, 2025 and December 31, 2024, $293.5 million, $151.4 million and $141.8 million, respectively, of deferred revenue was recorded as a component of Other current liabilities in the unaudited Condensed Consolidated Balance Sheets. At September 30, 2026, $151.7 million of deferred revenue was recorded as a component of Other noncurrent liabilities in the unaudited Condensed Consolidated Balance Sheet. The deferred revenue recorded as a component of Other noncurrent liabilities in the Condensed Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 was not material.
The following table sets forth the amount of revenue that was recognized in the periods presented that was included in the deferred revenue balance at the beginning of the period:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2026	2025	2026	2025
Revenue recognized	$11.1	$17.8	$86.6	$88.2
Wesco’s revenues are adjusted for variable consideration, which includes customer volume rebates, returns and discounts. Wesco measures variable consideration by estimating expected outcomes using analysis and inputs based upon historical data, as well as current and forecasted information. Variable consideration is reviewed by management on a monthly basis and revenue is adjusted as necessary. Variable consideration reduced revenue by approximately $134.8 million and $112.8 million, for the three months ended September 30, 2026 and 2025, respectively, and by approximately $377.6 million and $335.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company's estimated product return obligation was $40.1 million and $33.7 million, respectively.
Billings to customers for shipping and handling are recognized in Net sales. Wesco has elected to recognize shipping and handling costs as a fulfillment cost. Shipping and handling costs recorded as a component of Selling, general and administrative (“SG&A”) expenses totaled $102.5 million and $90.7 million for the three months ended September 30, 2026 and 2025, respectively, and $286.9 million and $251.1 million for the nine months ended September 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

4. ACQUISITION
Newark Engineering Group
On July 1, 2026, the Company acquired 100% of the equity securities of Newark Engineering Group (“Newark”), a Singapore-based provider of engineered cooling solutions and lifecycle services for data centers for total cash consideration of $127.7 million, net of cash acquired. Newark brings specialized expertise in designing, installing and maintaining advanced thermal management systems critical to data center performance and reliability. This acquisition expands the Company's participation in the data center value chain while strengthening the Company's presence across Southeast Asia. The Company funded the purchase price paid at closing with cash on hand as well as borrowings under its revolving credit facility. The assets acquired primarily include a customer relationships intangible asset with an estimated fair value of $65.5 million, which was determined using an income-based valuation approach. In addition, goodwill in the amount of $63.9 million was allocated to the Company’s CSS reportable segment.
5. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying value of goodwill by reportable segment, which correspond to our reporting units, for the period presented:

	EES	CSS	UBS	Total
	(In millions)
Beginning balance, January 1, 2026	$843.8	$1,354.1	$1,145.5	$3,343.4
Adjustment to goodwill for acquisition	—	63.9	—	63.9
Foreign currency exchange rate changes	(19.1)	(3.2)	(9.0)	(31.3)
Ending balance, September 30, 2026	$824.7	$1,414.8	$1,136.5	$3,376.0

The components of intangible assets are as follows:

		As of
		September 30, 2026			December 31, 2025
	Life (in years)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets:		(In millions)
Trademarks	Indefinite	$790.2	$—	$790.2	$791.6	$—	$791.6
Customer relationships	9 - 20	1,542.0	(587.2)	954.8	1,523.6	(570.2)	953.4
Distribution agreements	8	10.6	(2.3)	8.3	10.7	(1.3)	9.4
Trademarks	12	7.8	(7.4)	0.4	15.5	(14.0)	1.5
Software	7	16.0	(5.1)	10.9	16.0	(3.4)	12.6
Technology know-how	5	0.9	(0.3)	0.6	0.9	(0.2)	0.7
		$2,367.5	$(602.3)	$1,765.2	$2,358.3	$(589.1)	$1,769.2
(1)    Excludes the original cost and related accumulated amortization of fully-amortized intangible assets.
Amortization expense related to intangible assets totaled $22.4 million for the three months ended September 30, 2026 and 2025, and $65.2 million and $66.9 million for the nine months ended September 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth the remaining estimated amortization expense for intangible assets for the next five years and thereafter:

For the year ending December 31,	(In millions)
Remaining 2026	$22.8
2027	90.4
2028	88.7
2029	87.7
2030	81.5
Thereafter	603.9
Total	$975.0
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
The 2024 performance-based awards are based on two equally weighted performance measures: the three-year average growth rate of Wesco’s net income attributable to common stockholders and the three-year cumulative return on net assets. The 2025 and 2026 performance-based awards are based on two equally weighted performance measures: the growth rate of Wesco’s earnings per share and return on net assets, both of which are measured on an annual basis as well as on a three-year cumulative basis, with each of the three years and the three-year cumulative measurement equally weighted. The 2025 and 2026 performance-based awards also include a relative Total Stockholder Return (“TSR”) modifier that impacts the number of shares earned based on the Company's TSR over the performance period in relation to the TSR of the companies comprising the S&P MidCap 400 Index. These awards are accounted for as awards with performance conditions; compensation cost is recognized over the performance period based upon Wesco’s determination of whether it is probable that the performance targets will be achieved. The fair value of the relative TSR modifier as of each grant date for the 2025 and 2026 awards was measured using a Monte Carlo simulation.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

During the three and nine months ended September 30, 2026 and 2025, Wesco granted the following stock options, restricted stock units, and performance-based awards at the following weighted-average fair values:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock options granted	3,249	—	61,978	89,221
Weighted-average fair value	$150.15	n/a	$125.28	$76.72

Restricted stock units granted	4,660	17,722	147,825	240,469
Weighted-average fair value	$335.44	$215.18	$298.41	$181.98

Performance-based awards granted	2,289	425	51,476	77,289
Weighted-average fair value	$359.82	$171.90	$324.11	$191.75
The fair values of stock options, as disclosed in the table above, were estimated using the following weighted-average assumptions in the respective periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Risk free interest rate	4.4%	n/a	3.7%	4.1%
Expected life (in years)	5	n/a	5	5
Expected volatility	46%	n/a	45%	47%
Expected dividend yield	0.59%	n/a	0.67%	1.01%
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
The following table sets forth a summary of stock options and related information for the nine months ended September 30, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	285,935	$156.62
Granted	61,978	297.80
Exercised	(24,224)	150.63
Forfeited	(1,029)	222.29
Outstanding at September 30, 2026	322,660	$183.98	7.3	$56.7
Exercisable at September 30, 2026	192,677	$153.29	6.3	$39.7
For the nine months ended September 30, 2026, the aggregate intrinsic value of stock options exercised during such period was $4.6 million.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth a summary of stock-settled stock appreciation rights and related information for the nine months ended September 30, 2026:

	Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2025	411,759	$59.12
Granted	—	—
Exercised	(265,906)	55.42
Forfeited	(389)	42.44
Outstanding at September 30, 2026	145,464	$65.92	3.2	$42.7
Exercisable at September 30, 2026	145,464	$65.92	3.2	$42.7
For the nine months ended September 30, 2026, the aggregate intrinsic value of stock-settled stock appreciation rights exercised during such period was $74.7 million.
The following table sets forth a summary of restricted stock units and related information for the nine months ended September 30, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	457,943	$165.89
Granted	147,825	298.41
Vested	(164,554)	169.21
Forfeited	(12,417)	214.91
Unvested at September 30, 2026	428,797	$208.94
The following table sets forth a summary of performance-based awards and related information for the nine months ended September 30, 2026:

	Awards	Weighted- Average Fair Value
Unvested at December 31, 2025	194,635	$171.72
Granted	51,476	324.11
Vested	—	—
Forfeited	(62,440)	176.01
Unvested at September 30, 2026	183,671	$212.52

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Wesco recognized $20.7 million and $10.7 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $55.9 million and $29.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively, which is included in SG&A expenses for such periods. As of September 30, 2026, there was $93.0 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements for all awards previously made, which is expected to be recognized as follows:

For the year ending December 31,	(In millions)
Remaining 2026	$15.7
2027	46.7
2028	26.5
2029	4.1
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
During the three and nine months ended September 30, 2026, the Company entered into spot repurchase transactions through a broker to purchase 73,167 and 238,052 shares of its common stock, respectively, in the open market for cash totaling $25.2 million and $75.8 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities. During the three and nine months ended September 30, 2025, the Company entered into spot repurchase transactions through a broker to purchase 119,042 and 419,570 shares of its common stock, respectively, in the open market for cash totaling $25.3 million and $75.8 million, respectively, including excise taxes. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.
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
Dividends
The Company’s dividends on common stock are declared at the discretion of the Board of Directors. The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 26, 2026	March 13, 2026	March 31, 2026	$0.500	$24.4
May 28, 2026	June 12, 2026	June 30, 2026	$0.500	$24.4
August 27, 2026	September 11, 2026	September 30, 2026	$0.500	$24.3

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table is a summary of cash dividends declared and paid on the Company’s common stock for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dividend Payment (in millions)
February 27, 2025	March 14, 2025	March 31, 2025	$0.454	$22.1
May 29, 2025	June 13, 2025	June 30, 2025	$0.454	$22.1
August 28, 2025	September 12, 2025	September 30, 2025	$0.454	$22.1
No quarterly cash dividends were paid on the Company’s Series A Preferred Stock during the three and nine months ended September 30, 2026 or the three months ended September 30, 2025, as the Series A Preferred Stock was redeemed in June 2025. During the nine months ended September 30, 2025, the Company's Board of Directors declared and the Company paid cash dividends relating to its Series A Preferred Stock totaling $27.3 million. As a result of the redemption, for the three months ended June 30, 2025, the dividend rate per depositary share was prorated to $0.598, compared to the prior period dividend rates of $0.664.
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
The following table sets forth the computation of Basic and Diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share data)	2026	2025	2026	2025
Net income attributable to WESCO International, Inc.	$267.8	$187.5	$630.6	$480.3
Plus: Gain on redemption of Series A Preferred Stock	—	—	—	27.6
Less: Preferred stock dividends	—	—	—	27.3
Net income attributable to common stockholders	$267.8	$187.5	$630.6	$480.6
Weighted-average common shares outstanding used in computing basic earnings per share	48.7	48.7	48.7	48.8
Common shares issuable upon exercise of dilutive equity awards	0.6	0.8	0.7	0.7
Weighted-average common shares outstanding and common share equivalents used in computing diluted earnings per share	49.3	49.5	49.4	49.5
Earnings per share attributable to common stockholders
Basic	$5.50	$3.85	$12.95	$9.85
Diluted	$5.43	$3.79	$12.77	$9.71
The computation of diluted earnings per share attributable to common stockholders excludes stock-based awards that would have had an antidilutive effect on earnings per share. For the three months ended September 30, 2026, there were approximately 0.1 million antidilutive shares. For the nine months ended September 30, 2026, the number of antidilutive shares was immaterial. For the three and nine months ended September 30, 2025, there were approximately 0.1 million and 0.2 million antidilutive shares, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

9. DEBT
The following table sets forth Wesco's outstanding indebtedness:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
International lines of credit	$1.4	$5.6
Accounts Receivable Securitization Facility	1,430.0	1,300.0
Revolving Credit Facility	496.3	581.5
7.250% Senior Notes due 2028, less debt discount of $3.1 in 2025	—	1,321.9
6.375% Senior Notes due 2029	900.0	900.0
5.250% Senior Notes due 2031	650.0	—
6.625% Senior Notes due 2032	850.0	850.0
6.375% Senior Notes due 2033	800.0	800.0
5.500% Senior Notes due 2034	850.0	—
Finance lease obligations	80.5	67.3
Total debt	6,058.2	5,826.3
Less: Unamortized debt issuance costs	(50.6)	(44.9)
Less: Short-term debt and current portion of long-term debt	(24.8)	(25.0)
Total long-term debt	$5,982.8	$5,756.4
Accounts Receivable Securitization Facility
On September 17, 2026, WESCO Distribution, Inc. (“Wesco Distribution”) amended its accounts receivable securitization facility (the “Receivables Facility”) pursuant to the terms and conditions of a Tenth Amendment to Fifth Amended and Restated Receivables Purchase Agreement (the “Tenth Receivables Amendment”), by and among WESCO Receivables Corp., Wesco Distribution, the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator. The Tenth Receivables Amendment modified the receivables purchase agreement originally entered into on June 22, 2020 to, among other things, (i) extend the scheduled termination date of the Receivables Facility to September 17, 2029, (ii) increase the purchase limit under the Receivables Facility from $1,550 million to $1,750 million, and (iii) decrease the drawn spread applicable to investments funded under the Receivables Facility. No other material terms were changed.
Revolving Credit Facility
On September 17, 2026, Wesco Distribution amended its revolving credit facility (the “Revolving Credit Facility”) pursuant to the terms and conditions of the Ninth Amendment to Fourth Amended and Restated Credit Agreement (the “Ninth Revolver Amendment”), by and among Wesco Distribution, the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, Wesco, the lenders party thereto and Barclays Bank PLC, as administrative agent. The Ninth Revolver Amendment amended the revolving credit agreement originally entered into on June 22, 2020, to, among other things, (i) extend the maturity date of the Revolving Credit Facility to September 17, 2031, (ii) increase the revolving commitments under the Revolving Credit Facility from $1,725 million to $1,850 million, (iii) decrease the interest rate spreads applicable to borrowings under the Revolving Credit Facility, and (iv) increase certain negative covenant baskets. No other material terms were changed.
7.250% Senior Notes due 2028
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

On June 15, 2026, Wesco Distribution redeemed the $1,325 million aggregate principal amount of the 2028 Notes at a redemption price equal to 100% of the principal amount plus accrued interest up to, but not including, June 15, 2026. The redemption of the 2028 Notes was funded through the issuance of the 5.250% Senior Notes due 2031 and the 5.500% Senior Notes due 2034 as described below. The Company recognized a non-cash loss of $10.0 million from the redemption of the 2028 Notes resulting from the write-off of unamortized debt issuance costs and debt discount, which is recorded as a component of Interest expense, net in the unaudited Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2026.
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
The Company used the net proceeds from the issuance of the 2031 and 2034 Notes to redeem the 2028 Notes on June 15, 2026 and to repay a portion of the amounts outstanding under the Revolving Credit Facility. Prior to redeeming the 2028 Notes, the Company used the net proceeds to temporarily repay a portion of the outstanding borrowings under the Receivables Facility and Revolving Credit Facility. The Company subsequently redrew under the Receivables Facility and the Revolving Credit Facility in an aggregate amount sufficient to redeem the 2028 Notes.
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
The carrying value of the Company’s debt instruments with fixed interest rates was $4,050.0 million and $3,871.9 million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of this debt was $3,940.6 million and $4,004.2 million as of September 30, 2026 and December 31, 2025, respectively. The reported carrying values of the Company’s other debt instruments, including those with variable interest rates, approximated their fair values as of September 30, 2026 and December 31, 2025.
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
The Company does not hedge 100% of its foreign currency-denominated accounts. In addition, the results of hedging can vary significantly based on various factors, such as the timing of executing foreign currency forward contracts versus the movement of currencies, as well as fluctuations in the account balances throughout each reporting period. The fair value of foreign currency forward contracts is based on the difference between the contract rate and the current price of a forward contract with an equivalent remaining term. The fair value of foreign currency forward contracts is measured using observable market information. These inputs are considered Level 2 in the fair value hierarchy. At September 30, 2026 and December 31, 2025, foreign currency forward contracts were revalued at then-current foreign exchange rates with the changes in valuation reflected directly in Other non-operating (income) expense in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income offsetting the transaction gain (loss) recorded on foreign currency-denominated accounts. The gross and net notional amounts of foreign currency forward contracts outstanding were approximately $315.6 million and $286.3 million, at September 30, 2026 and December 31, 2025, respectively. While all of the Company’s foreign currency forward contracts are subject to master netting arrangements with its counterparties, assets and liabilities related to these contracts are presented on a gross basis within the unaudited Condensed Consolidated Balance Sheets. The gross fair value of assets and liabilities related to foreign currency forward contracts were immaterial.

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
During the third quarter of 2026, the previously disclosed loss contingency was resolved and payments were made directly from the Company's insurance carrier to the plaintiffs. As a result of the payment, the Company reversed the previously recorded loss contingency of $49.0 million in Other current liabilities, along with the corresponding insurance recovery receivable of $48.5 million in Other accounts receivable in the unaudited Condensed Consolidated Balance Sheet. The Company did not incur a loss other than for the insurance deductible amount, which is not material to the unaudited Condensed Consolidated Financial Statements.
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
12. INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 and 2025 was 24.4% and 23.5%, respectively. For the three months ended September 30, 2026, the effective tax rate reflects discrete income tax benefits of $0.5 million resulting from the exercise of stock-based awards and $9.1 million relating to return-to-provision adjustments related to the filing of the 2025 U.S. federal income tax return. The return-to-provision adjustments were primarily related to the impact of certain elections made on the 2025 U.S. federal income tax return under the One Big Beautiful Bill Act based on IRS guidance issued in 2026 with retroactive application to 2025. For the three months ended September 30, 2025, the effective tax rate reflects net discrete income tax benefits of $7.8 million primarily resulting from the exercise of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 2.7 and 3.2 percentage points.
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 23.3% and 24.4%, respectively. For the nine months ended September 30, 2026, the effective tax rate reflects discrete income tax benefits of $22.9 million resulting from the exercise and vesting of stock-based awards and $9.1 million relating to return-to-provision adjustments that resulted from the filing of the 2025 U.S. federal income tax return as explained above. For the nine months ended September 30, 2025, the effective tax rate reflects net discrete income tax benefits of $12.8 million primarily resulting from the exercise and vesting of stock-based awards. These discrete income tax benefits reduced the effective tax rates in the respective periods by approximately 3.9 and 2.0 percentage points.
During the nine months ended September 30, 2026 and 2025, the Company purchased $56.4 million and $93.8 million, respectively, of transferable clean energy tax credits to reduce its U.S. federal income tax liability. The Company has taken appropriate measures to mitigate the transferee liability associated with these tax credits, including, but not limited to, conducting due diligence to confirm the eligibility of the underlying projects or production, as applicable, for the tax credits and the eligibility of the tax credits for transfer, obtaining appropriate contractual protections from the sellers, and obtaining tax credit insurance and/or seller guarantees.
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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
The following tables present information about the Company’s reportable segments and reconcile Adjusted EBITDA by segment to Income before income taxes on a consolidated basis for the periods presented:

	Three Months Ended September 30, 2026
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,772.4	$2,933.5	$1,520.5	$7,226.4
Less:
Cost of goods sold (excluding depreciation and amortization)	2,117.9	2,292.8	1,249.9	5,660.6
SG&A payroll expenses(1)(3)	256.1	195.9	65.5	517.5
Other segment items(2)	139.3	131.4	46.9	317.6
Adjusted EBITDA	$259.1	$313.4	$158.2	$730.7
Adjusted EBITDA margin %	9.3%	10.7%	10.4%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				43.9
Other expense, net				10.3
Stock-based compensation expense(3)				3.3
Unallocated amounts (Corporate):
SG&A expenses				224.0
Interest expense, net(4)				93.6
Depreciation and amortization				8.7
Other income, net				(8.4)
Income before income taxes				$355.3
(1) SG&A payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily include allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, real estate and personal property taxes, supplies, professional and consulting fees, and sales promotion expenses.

(3) Stock-based compensation expense is excluded from SG&A payroll expenses, as this is an adjustment to calculate Adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$2,359.6	$2,410.9	$1,428.6	$6,199.1
Less:
Cost of goods sold (excluding depreciation and amortization)	1,808.9	1,898.6	1,174.2	4,881.7
SG&A payroll expenses(1)(3)	229.0	176.5	60.9	466.4
Other segment items(2)	123.4	115.3	44.7	283.4
Adjusted EBITDA	$198.3	$220.5	$148.8	$567.6
Adjusted EBITDA margin %	8.4%	9.1%	10.4%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				39.8
Other expense, net				7.9
Stock-based compensation expense(3)				2.8
Unallocated amounts (Corporate):
SG&A expenses				170.3
Interest expense, net(4)				99.0
Depreciation and amortization				9.3
Other income, net				(7.9)
Income before income taxes				$246.4
(1) SG&A payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
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

(3) Stock-based compensation expense is excluded from SG&A payroll expenses, as this is an adjustment to calculate Adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2026
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$7,527.3	$8,093.6	$4,350.7	$19,971.6
Less:
Cost of goods sold (excluding depreciation and amortization)	5,726.7	6,350.6	3,580.7	15,658.0
SG&A payroll expenses(1)(3)	729.7	560.6	190.0	1,480.3
Other segment items(2)	395.5	372.9	144.3	912.7
Adjusted EBITDA	$675.4	$809.5	$435.7	$1,920.6
Adjusted EBITDA margin %	9.0%	10.0%	10.0%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				128.0
Other expense, net				61.1
Stock-based compensation expense(3)				9.7
Unallocated amounts (Corporate):
SG&A expenses				630.0
Interest expense, net(4)				300.7
Depreciation and amortization				26.4
Other income, net				(59.8)
Income before income taxes				$824.5
(1) SG&A payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
(2) Other segment items primarily include allocated expenses (which includes employee-related allocations), transportation costs, facility costs (including rent and utilities), employee expenses (including travel and entertainment), credit losses, real estate and personal property taxes, supplies, professional and consulting fees, and sales promotion expenses.

(3) Stock-based compensation expense is excluded from SG&A payroll expenses, as this is an adjustment to calculate Adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Nine Months Ended September 30, 2025
(In millions)	EES	CSS	UBS	Reportable Segments Total
Net sales	$6,682.7	$6,676.4	$4,083.3	$17,442.4
Less:
Cost of goods sold (excluding depreciation and amortization)	5,142.3	5,270.6	3,343.8	13,756.7
SG&A payroll expenses(1)(3)	660.1	505.6	176.0	1,341.7
Other segment items(2)	356.5	322.2	132.8	811.5
Adjusted EBITDA	$523.8	$578.0	$430.7	$1,532.5
Adjusted EBITDA margin %	7.8%	8.7%	10.5%

Reconciliation of Adjusted EBITDA
Depreciation and amortization				117.9
Other expense, net				43.8
Stock-based compensation expense(3)				8.4
Unallocated amounts (Corporate):
SG&A expenses				469.8
Interest expense, net(4)				278.2
Depreciation and amortization				27.9
Other income, net				(50.8)
Income before income taxes				$637.3
(1) SG&A payroll expenses include salaries, benefits, commissions, incentives, temporary labor, and other payroll expenses.
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

(3) Stock-based compensation expense is excluded from SG&A payroll expenses, as this is an adjustment to calculate Adjusted EBITDA.
(4) The reportable segments do not incur interest expense as these costs are centrally controlled through the Corporate treasury function.
The following table sets forth Other (income) expense, net by reportable segment for the periods presented, which primarily consists of net foreign currency (gains) losses:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2026	2025	2026	2025
EES	$(2.8)	$1.1	$16.6	$12.7
CSS	13.4	7.0	45.2	33.7
UBS	(0.3)	(0.2)	(0.7)	(2.6)
Reportable segments total	10.3	7.9	61.1	43.8
Corporate	(8.4)	(7.9)	(59.8)	(50.8)
Total	$1.9	$—	$1.3	$(7.0)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table sets forth capital expenditures by reportable segment for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2026	2025	2026	2025
EES	$2.7	$1.4	$5.6	$4.4
CSS	2.3	3.1	6.1	6.4
UBS	6.5	3.6	12.5	13.0
Reportable segments total	11.5	8.1	24.2	23.8
Corporate	17.6	5.1	56.5	31.6
Total	$29.1	$13.2	$80.7	$55.4
The following table sets forth Total assets by reportable segment for the periods presented:

	As of
(In millions)	September 30, 2026	December 31, 2025
EES	$5,748.5	$4,860.8
CSS	7,721.2	6,827.0
UBS	4,227.8	3,798.6
Reportable segments total	17,697.5	15,486.4
Corporate(1)	1,077.3	1,008.5
Total	$18,774.8	$16,494.9
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
Electrical & Electronic Solutions
The EES segment, serving customers in over 50 countries, is a North American leader, and supplies a broad range of products and solutions primarily to construction, industrial and original equipment manufacturer (“OEM”) customers. The EES product portfolio includes a broad range of electrical equipment and supplies, automation and connected devices, security, lighting, wire and cable, safety, and maintenance, repair and operating (“MRO”) products from industry-leading manufacturing partners. The EES service portfolio includes solutions to improve project execution, direct and indirect manufacturing supply chain optimization programs, lighting and renewables advisory services, and digital and automation solutions to improve safety and productivity.

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
Business Highlights
Our financial results reflect continued sales momentum in the first nine months of 2026, highlighted by a 14.5% year-over-year increase in reported Net sales driven by volume growth across all three segments. For the first nine months of 2026 compared to the first nine months of 2025, organic sales increased by 13.9%, which adjusts for fluctuations in foreign exchange rates. All three of our segments contributed to growth, led by our CSS segment's data center solutions business. Our EES segment experienced continued growth across its OEM and construction businesses, driven by ongoing demand for data center projects, infrastructure investment and continued momentum across key end markets. Our UBS segment also delivered sales growth, driven by strength in its utility business, continued utility infrastructure investment, and grid services activity, as well as an increase in its broadband business. We also saw record year-over-year backlog growth driven by all three segments.
On July 1, 2026, we acquired Newark Engineering Group (“Newark”), a Singapore-based provider of engineered cooling solutions and lifecycle services for data centers. Newark brings specialized expertise in designing, installing and maintaining advanced thermal management systems critical to data center performance and reliability. This acquisition expands our participation in the data center value chain while strengthening our presence across Southeast Asia.
During the first quarter of 2026, we issued 5.250% Senior Notes due 2031 (the “2031 Notes”) and 5.500% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “2031 and 2034 Notes”) in part to support the redemption of our 7.250% senior notes due 2028 (the “2028 Notes”) which occurred in the second quarter of 2026. Following the redemption of the 2028 Notes, we have no significant debt maturities until 2029.
Throughout 2026, we continued to execute on our multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency.
Taking the above highlights into consideration, we believe we are well positioned to benefit from enduring secular growth trends of AI-driven data centers, increased power generation, electrification, automation and reshoring.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Results of Operations
Third Quarter of 2026 versus Third Quarter of 2025
Net Sales
The following table sets forth Net sales and organic sales growth for the periods presented:

	Three Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$7,226.4	$6,199.1	16.6%	0.1%	(0.1)%	—%	16.6%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated Net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the third quarter of 2026 compared to the third quarter of 2025.
Net sales were $7.2 billion for the third quarter of 2026 compared to $6.2 billion for the third quarter of 2025, an increase of 16.6%. Organic sales for the third quarter of 2026 grew by 16.6%. This growth reflects an approximate 14% increase in volume driven by all three segments (CSS, EES and UBS), and an approximate 3% benefit from price.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2026 was $5.7 billion compared to $4.9 billion for the third quarter of 2025, an increase of 16.0%. The increase primarily reflects the increase in volume in all three segments primarily driven by large project activity, particularly in the data center business, as well as the OEM, construction and utility businesses. Cost of goods sold as a percentage of Net sales was 78.3% and 78.7% for the third quarter of 2026 and 2025, respectively. The favorable impact reflects improved gross margins in the EES and CSS segments, while the UBS segment remained flat.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter of 2026 totaled $1,062.4 million versus $922.9 million for the third quarter of 2025, an increase of $139.5 million, or 15.1%.
The following table reconciles SG&A expenses to Adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	September 30, 2026	% of Net sales	September 30, 2025	% of Net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,062.4	14.7%	$922.9	14.9%
Digital transformation costs(1)	(24.8)		(10.4)
Restructuring costs(2)	—		1.6
Adjusted SG&A expenses	$1,037.6	14.4%	$914.1	14.7%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
SG&A payroll and payroll-related expenses for the third quarter of 2026 were $656.2 million, an increase of $85.8 million compared to the same period in 2025, which primarily reflects increases of $41.2 million in commissions and incentives, $24.7 million in salaries, $10.0 million in stock-based compensation expense, and $7.5 million in benefits. The higher commissions and incentives expense was aligned with the increase in Company performance.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
SG&A expenses not related to payroll and payroll-related costs for the third quarter of 2026 were $406.2 million, an increase of $53.8 million compared to the same period in 2025, which primarily reflects increased transportation costs of $11.8 million, increased costs to operate our facilities of $11.0 million, increased professional and consulting fees of $9.3 million, and increased IT costs of $7.9 million. Additionally, digital transformation costs increased by $14.4 million year-over-year primarily due to increased costs associated with DDP deployment resources.
Income from Operations
Income from operations was $450.8 million for the third quarter of 2026 compared to $345.4 million for the third quarter of 2025, an increase of $105.4 million, or 30.5%. The increase reflects higher Net sales, lower Cost of goods sold as a percentage of Net sales, and lower SG&A expenses as a percentage of Net sales.
Interest Expense, net
Net interest expense totaled $93.6 million for the third quarter of 2026 compared to $99.0 million for the third quarter of 2025. The decrease of $5.4 million, or 5.5%, was primarily driven by the issuance of the 2031 and 2034 Notes at lower rates as compared to the 2028 Notes, as well as lower rates on our accounts receivable securitization facility (the “Receivables Facility”) and our revolving credit facility (the “Revolving Credit Facility”) throughout the third quarter of 2026 compared to the third quarter of 2025.
Other Expense, net
Other non-operating expense totaled $1.9 million for the third quarter of 2026 compared to no Other expense, net for the third quarter of 2025. We recognized a net foreign currency exchange loss of $3.9 million for the third quarter of 2026 compared to a net loss of $2.1 million for the third quarter of 2025. We also recognized a $2.0 million gain related to the partial settlement and remeasurement of the EECOL Canada pension plan in the third quarter of 2026. In the third quarter of 2025, we recognized $1.8 million of income from an adjustment to the fair value of the contingent consideration liability related to an acquisition.
The following table reconciles Other non-operating expense to Adjusted other non-operating expense, which is a non-GAAP financial measure, for the periods presented:

	Three Months Ended
	September 30, 2026	September 30, 2025
Adjusted Other Expense, net:	(In millions)
Other expense, net	$1.9	$—
Pension settlement gain(1)	2.0	—
Adjusted other expense, net	$3.9	$—
(1)    Pension settlement gain represents income as a result of the partial settlement and remeasurement of the Company's EECOL Canada pension plan.
Income Taxes
The provision for income taxes was $86.8 million for the third quarter of 2026 compared to $57.8 million for the corresponding quarter of the prior year, resulting in effective tax rates of 24.4% and 23.5%, respectively. The higher effective tax rate for the third quarter of 2026 is largely driven by a higher annual effective tax rate resulting from higher non-deductible compensation expense as compared to the prior year period.
Net Income and Earnings per Share
Net income and Earnings per diluted share attributable to common stockholders were $267.8 million and $5.43, respectively, for the third quarter of 2026 compared to $187.5 million and $3.79, respectively, for the third quarter of 2025. Adjusted for the non-GAAP adjustments above and the related income tax effects, Net income and Earnings per diluted share attributable to common stockholders were $284.4 million and $5.77, respectively, for the three months ended September 30, 2026, and $193.9 million and $3.92, respectively, for the three months ended September 30, 2025.
The increase in Adjusted earnings per diluted share primarily reflects the increase in Net sales and lower Cost of goods sold as a percentage of Net sales, partially offset by higher Adjusted SG&A expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $561.5 million for the third quarter of 2026, compared to $423.0 million for the third quarter of 2025, an increase of $138.5 million, or 32.7% year-over-year. The increase primarily reflects higher Net sales and increased gross margin, partially offset by higher Adjusted SG&A expenses.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the three months ended September 30, 2026. As further described below and in Note 13, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the Chief Operating Decision Maker (the “CODM”) allocates resources and evaluates the performance of the Company’s reportable segments based on Adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and Adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,772.4	$2,359.6	17.5%	—%	(0.3)%	—%	17.8%
Adjusted EBITDA	$259.1	$198.3
Adjusted EBITDA margin %	9.3%	8.4%
EES reported Net sales of $2.8 billion for the third quarter of 2026 compared to $2.4 billion for the third quarter of 2025, an increase of $412.8 million, or 17.5%. EES organic sales for the third quarter of 2026 increased by 17.8%, reflecting volume growth of approximately 13%, driven primarily by the OEM and construction businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 5%.
EES Adjusted EBITDA increased $60.8 million, or 30.7% year-over-year. The increase primarily reflects an increase in volume, as described above, as well as gross margin expansion driven primarily by a $12.2 million increase in supplier volume rebates. Cost of goods sold increased $309.0 million primarily due to the increase in volume, which was partially offset by improved gross margin. SG&A payroll expenses increased $26.7 million as compared to the prior year, which was primarily attributed to increased salaries of $11.6 million and increased commissions and incentives of $11.4 million. Other segment items increased $16.1 million as compared to the prior year, reflecting increased transportation costs and other volume-related costs.
Communications & Security Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$2,933.5	$2,410.9	21.7%	0.2%	0.1%	—%	21.4%
Adjusted EBITDA	$313.4	$220.5
Adjusted EBITDA margin %	10.7%	9.1%
CSS reported Net sales of $2.9 billion for the third quarter of 2026 compared to $2.4 billion for the third quarter of 2025, an increase of $522.6 million, or 21.7%. CSS organic sales for the third quarter of 2026 grew by 21.4%, primarily reflecting volume growth of approximately 20%, driven primarily by the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.
CSS Adjusted EBITDA increased $92.9 million, or 42.1% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business as described above. Cost of goods sold increased $394.2 million primarily due to the increase in volume, which was partially offset by improved gross margin. SG&A payroll expenses increased by $19.5 million, which is primarily attributed to higher salaries of $9.1 million as well as higher commissions and incentives of $9.1 million. Other segment items increased by $16.3 million as compared to the prior year, which included increased volume-related costs, and to a lesser extent, bad debt expense.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Utility & Broadband Solutions

	Three Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$1,520.5	$1,428.6	6.4%	—%	(0.2)%	—%	6.6%
Adjusted EBITDA	$158.2	$148.8
Adjusted EBITDA margin %	10.4%	10.4%
UBS reported Net sales of $1,520.5 million for the third quarter of 2026 compared to $1,428.6 million for the third quarter of 2025, an increase of $91.9 million, or 6.4%, reflecting volume growth of approximately 5% driven by the utility and broadband businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 2%.
UBS Adjusted EBITDA increased $9.4 million, or 6.3% year-over-year. The increase primarily reflects an increase in volume, as described above. Cost of goods sold increased $75.7 million primarily due to the increase in volume, which was partially offset by lower gross margin. SG&A payroll expenses increased by $5.1 million as compared to the prior year, which was primarily attributed to higher salaries, commissions, and incentives.

The following tables reconcile Net income attributable to common stockholders to Adjusted EBITDA and Adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended September 30, 2026
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$247.2	$275.9	$149.1	$(404.4)	$267.8
Net income (loss) attributable to noncontrolling interests	0.4	0.7	—	(0.4)	0.7
Provision for income taxes(1)	—	—	—	86.8	86.8
Interest expense, net(1)	—	—	—	93.6	93.6
Depreciation and amortization	13.5	21.8	8.6	8.7	52.6
Other (income) expense, net	(2.8)	13.4	(0.3)	(8.4)	1.9
Stock-based compensation expense	0.8	1.6	0.8	17.5	20.7
Digital transformation costs(2)	—	—	—	24.8	24.8
Cloud computing arrangement amortization(3)	—	—	—	12.6	12.6
Adjusted EBITDA	$259.1	$313.4	$158.2	$(169.2)	$561.5
Adjusted EBITDA margin %	9.3%	10.7%	10.4%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Digital transformation costs include costs associated with certain digital transformation initiatives.
(3) Cloud computing arrangement amortization consists of expense recognized in SG&A expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

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
(3) Cloud computing arrangement amortization consists of expense recognized in SG&A expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

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

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile SG&A expenses, Income from operations, Other non-operating expense, Provision for income taxes, Net income attributable to common stockholders and Earnings per diluted share to Adjusted SG&A expenses, Adjusted income from operations, Adjusted other non-operating expense, Adjusted provision for income taxes, Adjusted net income attributable to common stockholders, and Adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Three Months Ended
	September 30, 2026	September 30, 2025
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$1,062.4	$922.9
Digital transformation costs(1)	(24.8)	(10.4)
Restructuring costs(2)	—	1.6
Adjusted SG&A expenses	$1,037.6	$914.1

Adjusted Income from Operations:
Income from operations	$450.8	$345.4
Digital transformation costs(1)	24.8	10.4
Restructuring costs(2)	—	(1.6)
Adjusted income from operations	$475.6	$354.2

Adjusted Other Expense, net:
Other expense, net	$1.9	$—
Pension settlement gain(3)	2.0	—
Adjusted other expense, net	$3.9	$—

Adjusted Provision for Income Taxes:
Provision for income taxes	$86.8	$57.8
Income tax effect of adjustments to Income from operations and Other expense, net(4)	6.2	2.4
Adjusted provision for income taxes	$93.0	$60.2

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$267.8	$187.5
Digital transformation costs(1)	24.8	10.4
Restructuring costs(2)	—	(1.6)
Pension settlement gain(3)	(2.0)	—
Income tax effect of adjustments to Income from operations and Other expense, net(4)	(6.2)	(2.4)
Adjusted net income attributable to common stockholders	$284.4	$193.9
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Restructuring costs include severance costs incurred pursuant to an ongoing restructuring plan.
(3)    Pension settlement gain represents income as a result of the partial settlement and remeasurement of the Company's EECOL Canada pension plan.
(4)    The adjustments to Income from operations and Other expense, net have been tax effected at rates of 27.1% and 26.7% for the three months ended September 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Three Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2026	September 30, 2025
(In millions, except per share data)
Adjusted income from operations	$475.6	$354.2
Interest expense, net	93.6	99.0
Adjusted other expense, net	3.9	—
Adjusted income before income taxes	378.1	255.2
Adjusted provision for income taxes	93.0	60.2
Adjusted net income	285.1	195.0
Net income attributable to noncontrolling interests	0.7	1.1
Adjusted net income attributable to common stockholders	$284.4	$193.9

Diluted shares	49.3	49.5
Adjusted earnings per diluted share	$5.77	$3.92
Note: For the three months ended September 30, 2026, SG&A expenses, Income from operations, Other non-operating expense, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, the gain recognized from the partial settlement of the EECOL Canada pension plan, and the related income tax effects. For the three months ended September 30, 2025, SG&A expenses, Income from operations, Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, Restructuring costs, and the related income tax effects. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025
Net Sales
The following table sets forth Net sales and organic sales growth for the periods presented:

	Nine Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$19,971.6	$17,442.4	14.5%	—%	0.6%	—%	13.9%
Note: Organic sales growth is a non-GAAP financial measure of sales performance. Organic sales growth is calculated by deducting the percentage impact from acquisitions and divestitures for one year following the respective transaction, fluctuations in foreign exchange rates and number of workdays from the reported percentage change in consolidated Net sales. Workday impact represents the change in the number of operating days period-over-period after adjusting for weekends and public holidays in the United States; there was no change in the number of workdays in the first nine months of 2026 compared to the first nine months of 2025.
Net sales were $20.0 billion for the first nine months of 2026 compared to $17.4 billion for the first nine months of 2025, an increase of 14.5%. Organic sales for the first nine months of 2026 grew by 13.9%. This growth reflects an approximate 11% increase in volume driven by all three segments (CSS, EES, and UBS), and an approximate 3% benefit from price.
Cost of Goods Sold
Cost of goods sold for the first nine months of 2026 was $15.7 billion compared to $13.8 billion for the first nine months of 2025, an increase of 13.8%. The increase primarily reflects the increase in volume in all three segments. Cost of goods sold as a percentage of Net sales was 78.4% and 78.9% for the first nine months of 2026 and 2025, respectively. The favorable impact reflects improved gross margin in the EES and CSS segments, partially offset by a decline in the UBS segment.
Selling, General and Administrative Expenses
SG&A expenses for the first nine months of 2026 totaled $3.0 billion versus $2.6 billion for the first nine months of 2025, an increase of $401.3 million, or 15.3%.
The following table reconciles SG&A expenses to Adjusted SG&A expenses, which is a non-GAAP financial measure, for the periods presented:

	Nine Months Ended
	September 30, 2026	% of Net sales	September 30, 2025	% of Net sales
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$3,032.7	15.2%	$2,631.4	15.1%
Digital transformation costs(1)	(65.5)		(24.1)
Adjusted SG&A expenses	$2,967.2	14.9%	$2,607.3	14.9%
(1)    Digital transformation costs include costs associated with certain digital transformation initiatives.
SG&A payroll and payroll-related expenses for the first nine months of 2026 were $1,869.3 million, an increase of $238.0 million compared to the same period in 2025, which primarily reflects increases of $96.9 million in commissions and incentives, $76.5 million in salaries, $32.5 million in benefits, and $26.6 million in stock-based compensation expense. The higher commissions and incentives expense was aligned with the increase in Company performance.
SG&A expenses not related to payroll and payroll-related costs for the first nine months of 2026 were $1,163.4 million, an increase of $163.3 million compared to the same period in 2025, which primarily reflects increased transportation costs of $35.8 million, increased professional and consulting fees of $35.3 million, increased costs to operate our facilities of $32.4 million, and increased IT costs of $28.6 million. Additionally, digital transformation costs increased by $41.4 million year-over-year primarily due to increased costs associated with DDP deployment resources.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Income from Operations
Income from operations was $1,126.5 million for the first nine months of 2026 compared to $908.5 million for the first nine months of 2025, an increase of $218.0 million, or 24.0%. The increase primarily reflects higher Net sales and lower Cost of goods sold as a percentage of Net sales.
Interest Expense, net
Net interest expense totaled $300.7 million for the first nine months of 2026 compared to $278.2 million for the first nine months of 2025. The increase of $22.5 million, or 8.1%, was primarily driven by higher net term debt throughout the first nine months of 2026 compared to the first nine months of 2025, as well as a $10.0 million non-cash loss on extinguishment of the 2028 Notes. These increases were partially offset by the issuance of the 2031 Notes and 2034 Notes at lower rates as compared to the 2028 Notes, as well as lower rates on our Receivables Facility and our Revolving Credit Facility throughout the first nine months of 2026 compared to the first nine months of 2025.
Other Expense (Income), net
Other non-operating expense totaled $1.3 million for the first nine months of 2026 compared to income of $7.0 million for the first nine months of 2025. We recognized a net foreign currency exchange loss of $7.8 million for the first nine months of 2026 compared to a net loss of $0.2 million for the first nine months of 2025. We also recognized net periodic pension benefits of $4.8 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, which included a $2.0 million gain related to the partial settlement and remeasurement of the EECOL Canada pension plan in the first nine months of 2026. In the first nine months of 2026 and 2025, we recognized $1.1 million and $4.2 million of income, respectively, from adjustments to the fair value of the contingent consideration liability related to an acquisition.
The following table reconciles Other non-operating expense (income) to Adjusted other non-operating expense (income), which is a non-GAAP financial measure, for the periods presented:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Adjusted Other Expense (Income), net:	(In millions)
Other expense (income), net	$1.3	$(7.0)
Pension settlement gain(1)	2.0	—
Loss on termination of business arrangement(2)	—	(0.3)
Adjusted other expense (income), net	$3.3	$(7.3)
(1)    Pension settlement gain represents income as a result of the partial settlement and remeasurement of the Company's EECOL Canada pension plan.
(2)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
Income Taxes
The provision for income taxes was $192.3 million for the first nine months of 2026 compared to $155.7 million in last year's comparable period, resulting in effective tax rates of 23.3% and 24.4%, respectively. The lower effective tax rate for the first nine months of 2026 is largely driven by higher discrete income tax benefits relating to the exercise and vesting of stock-based awards and return to provision adjustments primarily attributable to lower U.S. tax on foreign income, partially offset by higher non-deductible compensation expense in 2026 as compared to 2025.
Net Income and Earnings per Share
Net income and Earnings per diluted share attributable to common stockholders were $630.6 million and $12.77, respectively, for the first nine months of 2026 compared to $480.6 million and $9.71, respectively, for the first nine months of 2025. Adjusted for the non-GAAP adjustments above and the related income tax effects, and the $27.6 million gain recognized as a result of the Company's redemption of its outstanding Series A Preferred Stock, Net income and Earnings per diluted share attributable to common stockholders were $676.8 million and $13.70, respectively, for the first nine months of 2026 and $470.9 million and $9.51, respectively, for the first nine months of 2025.
The increase in Adjusted earnings per diluted share primarily reflects the increase in Net sales and lower Cost of goods sold as a percentage of Net sales, partially offset by higher Adjusted SG&A Expenses.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, was $1,437.5 million for the first nine months of 2026 compared to $1,127.8 million for the first nine months of 2025, an increase of $309.7 million, or 27.5% year-over-year. The increase primarily reflects higher Net sales and increased gross margin, partially offset by higher Adjusted SG&A expenses.
Segment Results
The following is a discussion of the financial results of our operating segments comprising three strategic business units consisting of EES, CSS and UBS for the nine months ended September 30, 2026. As further described below and in Note 13, “Business Segments” of our Notes to the unaudited Condensed Consolidated Financial Statements, the CODM allocates resources and evaluates the performance of the Company’s reportable segments based on Adjusted EBITDA, which is the Company’s measure of segment profit or loss. Adjusted EBITDA and Adjusted EBITDA margin percentage are non-GAAP financial measures.
Electrical & Electronic Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$7,527.3	$6,682.7	12.6%	—%	0.5%	—%	12.1%
Adjusted EBITDA	$675.4	$523.8
Adjusted EBITDA Margin %	9.0%	7.8%
EES reported Net sales of $7.5 billion for the first nine months of 2026 compared to $6.7 billion for the first nine months of 2025, an increase of $844.6 million, or 12.6%. EES organic sales for the first nine months of 2026 grew by 12.1%, reflecting volume growth of approximately 7%, driven primarily by the construction and OEM businesses, and by the impact of changes in price, which favorably impacted organic sales by approximately 5%.
EES Adjusted EBITDA increased $151.6 million, or 28.9% year-over-year. The increase primarily reflects an increase in volume and price, as described above, as well as gross margin expansion driven primarily by a $29.0 million increase in supplier volume rebates. Cost of goods sold increased $584.4 million primarily due to the increase in volume, which was partially offset by improved gross margin. These increases were partially offset by an increase in SG&A payroll expenses, which increased $68.7 million as compared to the prior year, which was primarily attributed to increased salaries of $33.2 million, and increased commissions and incentives of $25.8 million. Other segment items increased $39.2 million as compared to the prior year, which was primarily attributed to increased volume-related costs such as transportation costs and operations expenses.
Communications & Security Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$8,093.6	$6,676.4	21.2%	0.1%	0.9%	—%	20.2%
Adjusted EBITDA	$809.5	$578.0
Adjusted EBITDA Margin %	10.0%	8.7%
CSS reported Net sales of $8.1 billion for the first nine months of 2026 compared to $6.7 billion for the first nine months of 2025, an increase of $1,417.2 million, or 21.2%. CSS organic sales for the first nine months of 2026 grew by 20.2%, primarily reflecting volume growth of approximately 19%, driven primarily by the data center solutions business, as well as the impact of changes in price, which favorably impacted organic sales by approximately 1%.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
CSS Adjusted EBITDA increased $231.5 million, or 40.1% year-over-year. The increase primarily reflects an increase in volume, specifically within the data center solutions business as described above. Cost of goods sold increased $1.1 billion primarily due to the increase in volume, which was partially offset by improved gross margin. These increases were partially offset by an increase in SG&A payroll expenses of $55.8 million. The increase in SG&A payroll expenses is primarily attributed to increased salaries $27.2 million, increased commissions and incentives of $21.7 million, and increased benefits expense of $5.7 million. Other segment items increased by $50.7 million as compared to the prior year, which was primarily attributed to increased volume-related costs such as transportation expenses and operations expenses, as well as increased bad debt expenses.
Utility & Broadband Solutions

	Nine Months Ended		Growth/(Decline)
	September 30, 2026	September 30, 2025	Reported Sales	Acquisition	Foreign Exchange	Workday	Organic Sales
	(In millions)
Net sales	$4,350.7	$4,083.3	6.5%	—%	—%	—%	6.5%
Adjusted EBITDA	$435.7	$430.7
Adjusted EBITDA Margin %	10.0%	10.5%
UBS reported Net sales of $4.4 billion for the first nine months of 2026 compared to $4.1 billion for the first nine months of 2025, an increase of $267.4 million, or 6.5%. UBS organic sales for the first nine months of 2026 grew by 6.5%, reflecting volume growth of approximately 4% driven by the broadband and utility businesses, as well as the impact of changes in price, which favorably impacted organic sales by approximately 3%.
UBS Adjusted EBITDA increased $5.0 million, or 1.2% year-over-year.
The following tables reconcile Net income attributable to common stockholders to Adjusted EBITDA and Adjusted EBITDA margin % by segment, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended September 30, 2026
(In millions)	EES	CSS	UBS	Corporate	Total
Net income attributable to common stockholders	$615.4	$696.4	$407.6	$(1,088.8)	$630.6
Net income (loss) attributable to noncontrolling interests	0.7	1.7	—	(0.8)	1.6
Provision for income taxes(1)	—	—	—	192.3	192.3
Interest expense, net(1)	—	—	—	300.7	300.7
Depreciation and amortization	40.4	61.4	26.2	26.4	154.4
Other expense (income), net	16.6	45.2	(0.7)	(59.8)	1.3
Stock-based compensation expense	2.3	4.8	2.6	46.2	55.9
Digital transformation costs(2)	—	—	—	65.5	65.5
Cloud computing arrangement amortization(3)	—	—	—	35.2	35.2
Adjusted EBITDA	$675.4	$809.5	$435.7	$(483.1)	$1,437.5
Adjusted EBITDA margin %	9.0%	10.0%	10.0%
(1) The reportable segments do not incur income taxes and interest expense as these costs are centrally controlled through the Corporate tax and treasury functions.
(2) Digital transformation costs include costs associated with certain digital transformation initiatives.
(3) Cloud computing arrangement amortization consists of expense recognized in SG&A expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

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
(3) Cloud computing arrangement amortization consists of expense recognized in SG&A expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.

Note: Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures that provide indicators of the Company's performance and its ability to meet debt service requirements. Adjusted EBITDA margin % is calculated by dividing Adjusted EBITDA by Net sales.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following tables reconcile SG&A expenses, Income from operations, Other non-operating expense (income), Provision for income taxes, Net income attributable to common stockholders and Earnings per diluted share to Adjusted SG&A expenses, Adjusted income from operations, Adjusted other non-operating expense (income), Adjusted provision for income taxes, Adjusted net income attributable to common stockholders, and Adjusted earnings per diluted share, which are non-GAAP financial measures, for the periods presented:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Adjusted SG&A Expenses:	(In millions)
SG&A expenses	$3,032.7	$2,631.4
Digital transformation costs(1)	(65.5)	(24.1)
Adjusted SG&A expenses	$2,967.2	$2,607.3

Adjusted Income from Operations:
Income from operations	$1,126.5	$908.5
Digital transformation costs(1)	65.5	24.1
Adjusted income from operations	$1,192.0	$932.6

Adjusted Other Expense (Income), net:
Other expense (income), net	$1.3	$(7.0)
Pension settlement gain(2)	2.0	—
Loss on termination of business arrangement(3)	—	(0.3)
Adjusted other expense (income), net	$3.3	$(7.3)

Adjusted Provision for Income Taxes:
Provision for income taxes	$192.3	$155.7
Income tax effect of adjustments to Income from operations and Other expense (income), net(4)	17.3	6.5
Adjusted provision for income taxes	$209.6	$162.2

Adjusted Net Income Attributable to Common Stockholders:
Net income attributable to common stockholders	$630.6	$480.6
Digital transformation costs(1)	65.5	24.1
Pension settlement gain(2)	(2.0)	—
Loss on termination of business arrangement(3)	—	0.3
Income tax effect of adjustments to Income from operations and Other expense (income), net(4)	(17.3)	(6.5)
Gain on redemption of Series A Preferred Stock	—	(27.6)
Adjusted net income attributable to common stockholders	$676.8	$470.9
(1) Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)    Pension settlement gain represents income as a result of the partial settlement and remeasurement of the Company's EECOL Canada pension plan.
(3)    Loss on termination of business arrangement represents the loss recognized as a result of management's decision to terminate a business arrangement with a third party.
(4)    The adjustments to Income from operations and Other expense (income), net have been tax effected at rates of 27.2% and 26.4% for the nine months ended September 30, 2026 and 2025, respectively.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

	Nine Months Ended
Adjusted Earnings per Diluted Share:	September 30, 2026	September 30, 2025
(In millions, except per share data)
Adjusted income from operations	$1,192.0	$932.6
Interest expense, net	300.7	278.2
Adjusted other expense (income), net	3.3	(7.3)
Adjusted income before income taxes	888.0	661.7
Adjusted provision for income taxes	209.6	162.2
Adjusted net income	678.4	499.5
Net income attributable to noncontrolling interests	1.6	1.3
Adjusted net income attributable to WESCO International, Inc.	676.8	498.2
Preferred stock dividends	—	27.3
Adjusted net income attributable to common stockholders	$676.8	$470.9

Diluted shares	49.4	49.5
Adjusted earnings per diluted share	$13.70	$9.51
Note: For the nine months ended September 30, 2026, SG&A expenses, Income from operations, Other non-operating expense (income), Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, the gain recognized from the partial settlement of the EECOL Canada pension plan, and the related income tax effects. For the nine months ended September 30, 2025, SG&A expenses, Income from operations, Other non-operating expense (income), Provision for income taxes, Net income attributable to common stockholders, and Earnings per diluted share have been adjusted to exclude Digital transformation costs, Restructuring costs, the loss on termination of business arrangement, the related income tax effects, and the gain on redemption of the Company's Series A Preferred Stock. These non-GAAP financial measures provide a better understanding of our financial results on a comparable basis.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
Our liquidity needs generally arise from fluctuations in our working capital requirements, information technology investments, capital expenditures, acquisitions, the payment of dividends, and debt service obligations. We finance our operating and investing needs primarily with borrowings under our Revolving Credit Facility and Receivables Facility, as well as uncommitted lines of credit entered into by certain of our foreign subsidiaries to support local operations, some of which are overdraft facilities. The Revolving Credit Facility has a borrowing limit of $1,850 million and the purchase limit under the Receivables Facility is $1,750 million. Our international lines of credit generally are renewable on an annual basis and certain facilities are fully and unconditionally guaranteed by Wesco Distribution. Accordingly, certain borrowings under these lines directly reduce availability under our Revolving Credit Facility. The maximum borrowing limits of our international lines of credit vary by facility and range between $1.0 million and $12.0 million. As of September 30, 2026, we had $1.4 million outstanding under our international lines of credit.
As of September 30, 2026, we had $496.3 million outstanding and $1,312.1 million in available borrowing capacity on the Revolving Credit Facility after giving effect to outstanding letters of credit and certain borrowings under our international lines of credit. Additionally as of September 30, 2026, we had $1,430.0 million outstanding and $320.0 million of available borrowing capacity under our Receivables Facility, which combined with available cash of $433.1 million, provided liquidity of approximately $2.1 billion. Cash included in our determination of liquidity represents cash in certain deposit and interest-bearing investment accounts held in the United States and Canada. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
For information regarding amendments to the Receivables Facility and Revolving Credit Facility as well as disclosure of our debt instruments, including our outstanding indebtedness as of September 30, 2026, see Note 9, “Debt” of our Notes to the unaudited Condensed Consolidated Financial Statements.
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
We regularly review our mix of fixed versus variable rate debt. As of September 30, 2026, approximately 67% of our debt portfolio consisted of fixed rate debt. We may, from time to time, issue or retire borrowings and/or refinance existing debt in an effort to mitigate the impact of interest rate and foreign exchange rate fluctuations, and to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Interest rates remained stable for the majority of the first nine months of 2026, with the Federal Reserve increasing its benchmark interest rate by 25 basis points at the end of the third quarter of 2026. Future interest rate changes could raise or lower the rates we pay on our variable rate debt and contribute to fluctuations in interest expense versus prior periods. We believe our capital structure has an appropriate mix of fixed versus variable rate debt and secured versus unsecured instruments.
Over the next several quarters, we expect that our excess liquidity will be directed primarily at debt reduction, the payment of dividends, share repurchases, digital transformation initiatives, and potential acquisitions and related integration activities. We expect to maintain sufficient liquidity through our credit facilities and cash balances. We continue to monitor the sufficiency of our liquidity given the potential impact of current economic conditions and uncertainty, including tariffs, interest rates, and inflation. While we did not face significant challenges with our sources or uses of cash in the first nine months of 2026, future market disruptions could occur which could potentially affect our liquidity. We believe cash provided by operations and financing activities will be adequate to cover our operational and business needs for at least the next twelve months.
We communicate on a regular basis with our lenders regarding our financial and working capital performance, and liquidity position. We were in compliance with all financial covenants and restrictions contained in our debt agreements as of September 30, 2026.
We also measure our ability to meet our debt obligations based on our financial leverage ratio, which was 2.8x as of September 30, 2026 and 3.4x as of December 31, 2025.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
The following table sets forth our financial leverage ratio, which is a non-GAAP financial measure, for the periods presented:

	Twelve Months Ended
	September 30, 2026	December 31, 2025
(In millions, except ratios)
Net income attributable to common stockholders	$795.8	$645.8
Net income attributable to noncontrolling interests	2.6	2.3
Gain on redemption of Series A Preferred Stock	(5.3)	(32.9)
Preferred stock dividends	—	27.3
Provision for income taxes	249.9	213.4
Interest expense, net	409.2	386.7
Depreciation and amortization	206.1	197.6
EBITDA	$1,658.3	$1,440.2
Other income, net	(1.2)	(9.6)
Stock-based compensation expense	67.1	40.5
Digital transformation costs(1)	76.5	35.2
Cloud computing arrangement amortization(2)	45.3	30.2
Adjusted EBITDA	$1,846.0	$1,536.5

	As of
	September 30, 2026	December 31, 2025
Short-term debt and current portion of long-term debt, net	$24.8	$25.0
Long-term debt, net	5,982.8	5,756.4
Debt discount and debt issuance costs(3)	50.6	48.0
Total debt	6,058.2	5,829.4
Less: Cash and cash equivalents	842.5	604.8
Total debt, net of cash	$5,215.7	$5,224.6

Financial leverage ratio	2.8	3.4
(1)Digital transformation costs include costs associated with certain digital transformation initiatives.
(2)Cloud computing arrangement amortization consists of expense recognized in SG&A expenses for capitalized implementation costs for cloud computing arrangements to support our digital transformation initiatives.
(3)Debt is presented in the unaudited Condensed Consolidated Balance Sheets net of Debt discount and debt issuance costs.
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
An analysis of cash flow for the first nine months of 2026 and 2025 follows:
Operating Activities
Net cash provided by operating activities for the first nine months of 2026 totaled $469.0 million, compared to $53.1 million for the first nine months of 2025. The $415.9 million increase is driven by a $478.2 million impact from changes in accounts payable, primarily driven by increased inventory purchases, as well as the timing of inventory purchases and payments to

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
suppliers as compared to the prior year. Other current and noncurrent liabilities additionally contributed to the increase, with a $397.7 million impact primarily driven by deferred revenue due to advance payments from customers and milestone billings. An increase in net income as adjusted for certain non-cash items also contributed to the increase in operating cash flows.
These favorable impacts were partially offset by a $299.9 million impact from changes in trade accounts receivable and a $261.6 million impact from changes in other current and noncurrent assets. The impact from trade accounts receivable was primarily due to sales growth in all three segments, as well as the timing of receipts from customers as compared to the prior year, and the impact from other current and noncurrent assets was primarily driven by increases in supplier prepayments related to arrangements requiring advance payments from customers and advance payments to suppliers. A $198.6 million impact from inventories also offset the increases, primarily due to an increase in volume related to growth in large projects as compared to the prior year.
Investing Activities
Net cash used in investing activities for the first nine months of 2026 was $203.8 million compared to $100.4 million in the first nine months of 2025. Included in the first nine months of 2026 was capital expenditures of $80.7 million compared to $55.4 million in the first nine months of 2025. Capital expenditures in the first nine months of 2026 and 2025 primarily comprised leasehold improvements and equipment to support our global network of locations, and internal-use computer software and information technology hardware to support our digital transformation initiatives. The first nine months of 2026 also included $127.7 million paid to acquire Newark, net of cash acquired, and the first nine months of 2025 included $36.3 million paid to acquire Industrial Software Solutions, net of cash acquired.
Financing Activities
Net cash used in financing activities for the first nine months of 2026 was $22.0 million, compared to $94.2 million during the first nine months of 2025. During the first nine months of 2026, financing activities primarily comprised the redemption of our $1,325 million aggregate principal amount of 2028 Notes, net repayments of $77.0 million related to our Revolving Credit Facility, payment of debt issuance costs of $22.7 million related to the issuance of the 2031 and 2034 Notes and amendments to the Revolving Credit Facility and Receivables Facility, proceeds of $650.0 million and $850.0 million related to the issuance of the 2031 and 2034 Notes, respectively, and net borrowings of $130.0 million related to our Receivables Facility. The first nine months of 2026 also included $75.0 million of common stock repurchases, $73.1 million of dividends paid to holders of our common stock, and $50.5 million of payments for taxes related to the exercise and vesting of stock-based awards.
During the first nine months of 2025, financing activities primarily comprised proceeds of $800.0 million related to the issuance of the 6.375% senior notes due 2033 (the “2033 Notes”), net repayments of $100.0 million related to our Revolving Credit Facility, net repayments of $25.0 million related to our Receivables Facility, and payment of total debt issuance costs of $14.0 million related to the issuance of the 2033 Notes and amendments to the Revolving Credit Facility and Receivables Facility. The first nine months of 2025 also included $540.3 million paid to redeem our Series A Preferred Stock, $75.0 million of common stock repurchases, $66.3 million and $27.3 million of dividends paid to holders of our common stock and Series A Preferred Stock, respectively, and $35.9 million of payments for taxes related to the exercise and vesting of stock-based awards.
Contractual Cash Obligations and Other Commercial Commitments
There were no material changes in our contractual obligations and other commercial commitments that would require an update to the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Seasonality
Our operating results are not significantly affected by seasonal factors. Sales during the first and fourth quarters have historically been affected by a reduced level of activity and the impact of weather on projects. Sales typically increase throughout the first quarter, with slight fluctuations through the remainder of the year. During periods of economic expansion or contraction, our sales by quarter have varied significantly from this pattern.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES
During the quarterly period ended September 30, 2026, the Company continued its multi-year, phased development and implementation of a new Digital and Data Platform (“DDP”). The DDP is intended to be a unified, technology-enabled operating model that spans all business functions, maintains and enhances the flow of financial information, and improves resource efficiency. The implementation, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of WESCO International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all issuer purchases of common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
Period				(In millions)
July 1 - July 31, 2026	786	$347.58	—	$363.9
August 1 - August 31, 2026	78,602	$343.42	73,167	$338.9
September 1 - September 30, 2026	1,814	$354.30	—	$338.9
Total	81,202	$343.70	73,167
(1)    There were 8,035 shares purchased during the quarterly period ended September 30, 2026 that were not part of the publicly announced share repurchase program. These shares were surrendered by stock-based compensation plan participants to satisfy tax withholding obligations arising from the exercise of stock-settled stock appreciation rights and vesting of restricted stock units.
(2)    On May 31, 2022, Wesco’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. The share repurchase authorization has no expiration date and may be modified, suspended, or terminated at any time without prior notice. During the three months ended September 30, 2026, the Company entered into spot repurchase transactions through brokers to purchase 73,167 shares of its common stock in the open market for cash totaling $25.0 million. Wesco funded the repurchases with available cash and borrowings under its accounts receivable securitization and revolving credit facilities.

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

Item 6.    Exhibits.
(a)Exhibits

Exhibit No.	Description of Exhibit	Prior Filing or Sequential Page Number

10.1
Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 17, 2026, by and among WESCO Distribution, Inc., the other U.S. borrowers party thereto, WESCO Distribution Canada LP, the other Canadian borrowers party thereto, WESCO International, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Wesco's Current Report on Form 8-K, dated September 17, 2026

10.2
Tenth Amendment to Fifth Amended and Restated Receivables Purchase Agreement, dated as of September 17, 2026, by and among WESCO Distribution, Inc., WESCO Receivables Corp., the various purchasers and purchaser agents party thereto and PNC Bank, National Association, as administrator.
Incorporated by reference to Exhibit 10.2 to Wesco's Current Report on Form 8-K, dated September 17, 2026

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) promulgated under the Exchange Act.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

WESCO INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESCO International, Inc.
(Registrant)

October 29, 2026	By:	/s/ Indraneel Dev
(Date)		Indraneel Dev
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 29, 2026	By:	/s/ Matthew S. Kulasa
(Date)		Matthew S. Kulasa
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)